Form 10QSB
period 2007-11-30
Xtreme Link, Inc.
filed 2008-02-07
CIK 1421094

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of

The Securities Act of 1934

For the Period ended November 30, 2007

Commission File Number 333-148098

XTREME LINK, INC.

(Name of small business issuer in its charter)

Nevada	20-5240593
(State of incorporation)	(Employer ID Number)

21-10405 Jasper Avenue,

Edmonton, Alberta,

T5J 3S2, Canada

(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

There were 7,900,000 shares of Common Stock outstanding as of February 4, 2008.

ITEM 1.  FINANCIAL STATEMENT

XTREME LINK INC.

(A Development Stage Company)

BALANCE SHEET

(UNAUDITED)

November 30, 2007 - $ -
ASSETS
Current
Cash	25,603
Total current assets	25,603

Patent	5,000

Total assets	30,603

LIABILITIES
Current
Accounts payable – Related Party	577
Total current liabilities	577
Total liabilities	577

STOCKHOLDERS' EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900
Additional paid in capital	43,100
Deficit accumulated during the development stage	(20,974)
Total stockholders' equity	30,026

Total liabilities and stockholders' equity	30,603

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three months ended November 30, 2007 and 2006

Six months ended November 30, 2007

Period from June 22, 2006 (Inception) to November 30, 2006

And period from June 22, 2006 (Inception) to November 30, 2007

(UNAUDITED)

	Three months ended November 30, 2007 - $ -	Three months ended November 30, 2006 - $ -	Six months Ended November 30, 2007 - $ -	Period from June 22, 2006 (Inception) to November 30, 2006 - $ -	Period from June 22, 2006 (Inception) to November 30, 2007 - $ -
Management fees	1,500	1,500	3,000	2,500	8,500
Rent	1,500	1,500	3,000	2,500	8,500
General and administrative	2,893	104	2,999	664	3,974
Net loss	5,893	3,104	8,999	5,664	20,974
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	6,690,110	7,900,000	5,975,155

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Six months ended November 30, 2007

Period from June 22, 2006 (Inception) through November 30, 2006 and Period from June 22, 2006 (Inception) through November 30, 2007

(UNAUDITED)

	Six months Ended November 30, 2007 - $ -	Period from June 22, 2006 (Inception) through November 30, 2006 - $ -	Period from June 22, 2006 (Inception) through November 30, 2007 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(8,999)	(5,664)	(20,974)
Add: Non cash contribution of services	6,000	5,000	17,000
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable – Related Party	-	577	577
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,999)	(87)	(3,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from sale of common stock	-	29,000	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	29,000	29,000
NET INCREASE (DECREASE) IN CASH	(2,999)	28,913	25,603
Cash, beginning of period	28,602	-	-
Cash, end of period	25,603	28,913	25,603

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of patent	-	5,000	5,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

NOVEMBER 30, 2007

(UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Xtreme Link Inc. ("Xtreme" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form SB-2, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2.  PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007

Plan of Operation

Our plan of operation for the 12 months following the date of this prospectus is to enter into negotiations with bicycle manufacturers to license our product and to identify a third party manufacturer to commence production and marketing of our product.

Over the next 12 months, we anticipate spending approximately $30,000 on professional fees and administrative expenses, including fees payable in connection with complying with reporting obligations and $50,000 on marketing expenses.  Total expenditures over the next 12 months are expected to be approximately $80,000.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next 12-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our President, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

Results of Operations for the Three and Six-Month Period Ended November 30, 2007

We did not earn any revenues during the three-month period ended November 30, 2007(three months ended November 30, 2006: $Nil).

We incurred operating expenses in the amount of $5,893 for the three- month period ended November 30, 2007(three months ended November 30, 2006 $3,104). These operating expenses, comprised of general and administration expenses of $2,893(three months ended November 30, 2006 $104), donated management fees of $1,500 (three months ended November 30, 2006 $1,500) and donated rent of $1,500(three months ended November 30, 2006 $1,500).

We did not earn any revenues during the six-month period ended November 30, 2007(period from June 22, 2006 (Inception) to November 30, 2006: $Nil).

We incurred operating expenses in the amount of $8,999 for the six- month period ended November 30, 2007(period from June 22, 2006 (Inception) to November 30, 2006: $5,664). These operating expenses, comprised of general and administration expenses of $2,999(period from June 22, 2006 (Inception) to November 30, 2006: $664), donated management fees of $3,000 (period from June 22, 2006 (Inception) to November 30, 2006: $2,500) and donated rent of $3,000(period from June 22, 2006 (Inception) to November 30, 2006: $2,500).

At November 30, 2007, we had total assets of $30,603 consisting of cash of $25,603 and a patent of $5,000. At the same date, we had liabilities of $577 consisting entirely of accounts payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-148098, at the SEC website at www.sec.gov:

Exhibit
Number	Description

31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended November 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 4, 2008	Xtreme Link, Inc., Registrant

By: /s/ Terry Hahn
Terry Hahn, President, Chief Executive
Officer, Principal Accounting
Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 4, 2008	Xtreme Link, Inc., Registrant

By: /s/ Terry Hahn
Terry Hahn, President, Chief Executive
Officer, Principal Accounting
Officer, and Chief Financial Officer