Form 10QSB
period 2008-02-29
Xtreme Link, Inc.
filed 2008-04-14
CIK 1421094

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of

The Securities Act of 1934

For the Period ended February 29, 2008

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

Yes  [X]   No  [   ]

There were 7,900,000 shares of Common Stock outstanding as of April 4, 2008.

ITEM 1.  FINANCIAL STATEMENT

XTREME LINK INC.

(A Development Stage Company)

BALANCE SHEET

(UNAUDITED)

February 29, 2008 - $ -
ASSETS
Current
Cash	19,046
Total current assets	19,046

Patent	5,000

Total assets	24,046

LIABILITIES
Current
Accounts payable – related party	577
Total current liabilities	577
Total liabilities	577

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900
Additional paid in capital	46,100
Deficit accumulated during the development stage	(30,531)
Total stockholders’ equity	23,469

Total liabilities and stockholders’ equity	24,046

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three months ended February 29, 2008 and February 28, 2007

Nine months ended February 29, 2008

Period from June 22, 2006 (Inception) to February 28, 2007

And period from June 22, 2006 (Inception) to February 29, 2008

(UNAUDITED)

	Three months ended February 29, 2008 - $ -	Three months ended February 28, 2007 - $ -	Nine months ended February 29, 2008 - $ -	Period from June 22, 2006 (Inception) to February 28, 2007 - $ -	Period from June 22, 2006 (Inception) to February 29, 2008 - $ -
Management fees	1,500	1,500	4,500	4,000	10,000
Rent	1,500	1,500	4,500	4,000	10,000
General and administrative	6,557		9,555	664	10,531
Net loss	9,557	3,000	18,555	8,664	30,531
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	7,900,000	7,900,000	6,665,339

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Nine months ended February 29, 2008

Period from June 22, 2006 (Inception) through February 28, 2007 and Period from June 22, 2006 (Inception) through February 29, 2008

(UNAUDITED)

	Nine months ended February 29, 2008 - $ -	Period from June 22, 2006 (Inception) through February 28, 2007 - $ -	Period from June 22, 2006 (Inception) through February 29, 2008 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(18,555)	(8,664)	(30,531)
Add: Non cash contribution of services	9,000	8,000	20,000
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable – Related Party	-	577	577
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,555)	(87)	(9,954)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from sale of common stock	-	29,000	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	29,000	29,000
NET INCREASE (DECREASE) IN CASH	(9,555)	28,913	19,046
Cash, beginning of period	28,601	-	-
Cash, end of period	19,046	28,913	19,046
Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of patent	-	5,000	5,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

FEBRUARY 29, 2008

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

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

ITEM 2.  PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008

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

Results of Operations for the Three and Nine-Month Period Ended February 29, 2008 compared to the Three and Nine-Month Period Ended February 28, 2007

We did not earn any revenues during the three-month period ended February 29, 2008 (three months ended February 28, 2007: $Nil).

We incurred operating expenses in the amount of $9,557 for the three- month period ended February 29, 2008(three months ended February 28, 2007: 3,000). These operating expenses, comprised of general and administration expenses of $6,557(three months ended February 28, 2007: $0), donated management fees of $1,500 (three months ended February 28, 2007: $1,500) and donated rent of $1,500(three months ended February 28, 2007: $1,500).

We did not earn any revenues during the nine-month period ended February 29, 2008(period from June 22, 2006 (Inception) to February 28, 2007: $Nil).

We incurred operating expenses in the amount of $18,555 for the nine- month period ended February 29, 2008(period from June 22, 2006 (Inception) to February 28, 2007: $8,664). These operating expenses, comprised of general and administration expenses of $9,555(period from June 22, 2006 (Inception) to February 28, 2008: $664), donated management fees of $4,500 (period from June 22, 2006 (Inception) to February 28, 2007: $4,000) and donated rent of $4,500(period from June 22, 2006 (Inception) to February 28, 2007: $4,000).

At February 29, 2008, we had total assets of $24,046 consisting of cash of $19,046 and a patent of $5,000. At the same date, we had liabilities of $577 consisting entirely of accounts payable.

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

There were no reports filed on Form 8-K during the quarter ended February 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2008

Xtreme Link, Inc., Registrant

By:  /s/ Terry Hahn

Terry Hahn, President, Chief Executive Officer, Principal Accounting

Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2008

Xtreme Link, Inc., Registrant

By:  /s/ Terry Hahn

Terry Hahn, President, Chief Executive Officer, Principal Accounting

Officer and Chief Financial Officer