Form 10KSB
period 2008-05-31
Xtreme Link, Inc.
filed 2008-08-26
CIK 1421094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-136167

XTREME LINK, INC.
(Name of small business issuer in its charter)

Nevada	20-5240593
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21-10405 Jasper Avenue,
 Edmonton, Alberta,
T5J 3S2, Canada
(Address of principal executive offices)

(709) 669-7909
Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                          No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]                          No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]                          No [   ]

State issuer’s revenues for its most recent fiscal year:  [Nil]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$48,000 as at August 15, 2008 based on the price at which the common equity was sold

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

7,900,000 shares of common stock as at August 15, 2008

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are in the business of licensing, manufacturing and marketing a bicycle the drive shaft which could replace the bicycle chain. Our business strategy is to license our product to bicycle manufacturers. The manufacturers will manufacture our product under license for inclusion in their own product. In addition, we plan to outsource manufacturing of our product to third party manufacturers which production we plan to sell to bicycle manufacturers with whom we have not entered into licensing agreements and to supply the replacement market.

Employees

We have no employees as of the date of this annual report other than our director.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any trademarks or patent. We own the rights to a patent pending in the United States on a bicycle drive shaft under the patent application number 11/706,306.

Risk Factors

Risks Related To Our Business

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our business plan calls for ongoing expenses in connection with the licensing, manufacturing and marketing of a bicycle drive shaft. We have not generated any revenue from operations to date.

At May 31, 2008, we had cash on hand of $10,267. In addition, we expect to incur approximately $6,500 per month in business marketing and administrative expenses. At this rate, we expect that we will only be able to continue operations for two months without additional funding. We anticipate that these funds will be used for general administrative expenses and business costs relating to negotiating licensing and manufacturing agreements and marketing costs. In the ten months thereafter, we will require approximately an additional $65,000 for additional marketing and administrative expenses.

We will not be able implement our business plan without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of common stock, which could result in dilution to existing shareholder.

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on June 22, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date and have incurred total losses of $43,410 from our incorporation to May 31, 2008.

Accordingly, you cannot evaluate our business, and therefore our future prospects, due to our lack of operating history. To date, our business development activities have consisted solely of organizational activities. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

In addition, there is no guarantee that we will commence business operations. Even if we do commence operations, at present, we do not know when.

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH OUR FUTURE BUSINESS RESULTS COULD BE HARMED AND OUR MANAGERIAL AND OPERATIONAL RESOURCES MAY BE STRAINED.

As we proceed with the commercialization of our patent on a bicycle drive shaft, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our product, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully manage our operations if we are successful in commercializing our product. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

IF WE LOSE THE SERVICES OF MR. TERRY HAHN OUR SOLE DIRECTOR AND OFFICER WE MAY NOT BE ABLE TO CARRY OUT OUR PLAN OF OPERATION.

We will be dependent upon the services of Mr. Terry Hahn, our sole director and officer to carry out our plan of operations. The loss of the services of Mr. Hahn could have a serious effect on our ability to execute our business plan and succeed in commercializing our product. If we should lose the services of Mr. Hahn, then we would be forced to hire another person to manage our business and undertake the implementation of our plan of operations. We do not maintain any ‘key man’ insurance on Mr. Hahn.

AS WE HAVE NOT YET ESTABLISHED ANY SALES OF OUR PRODUCT THERE CAN BE NO ASSURANCE THAT WE WILL EVER ACHIEVE REVENUES.

Our plan of operation is focused on commercialization of our patent on a bicycle drive shaft. Our ability to achieve significant revenues and future profitability will depend on our ability to successfully license, manufacture and market our product. There is no assurance that we will be able to successfully develop sales of our product. We are not able to provide investors with any assurance that we will be able to operate our business successfully or that we will be able to achieve profitable operations. Potential investors should consider the difficulties normally encountered in developing and commercializing new product, and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. If we are unsuccessful in addressing these risks, then we will not achieve revenues and our business will most likely fail.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE BICYCLE OR BICYCLE COMPONENT BUSINESS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our director has no experience in the bicycle and bicycle component business.  In addition, we do not have any employees with experience in this business sector.  As a result, we may not be able to recognize and take advantage of product and market trends in the sector and we may be unable to accurately predict consumer demand.  As well, our directors’ decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

WE WILL DEPEND UPON A THIRD PARTY SUPPLIER FOR THE MANUFACTURE OF OUR PRODUCT AND ANY DISRUPTION FROM SUCH A SUPPLIER COULD PREVENT US FROM DELIVERING OUR PRODUCT TO OUR CUSTOMERS WITHIN REQUIRED TIMEFRAMES OR AT SCHEDULED PRICES WHICH COULD RESULT IN ORDER CANCELLATIONS AND A DECLINE IN SALES.

We do not have the internal ability to manufacture our own product. Accordingly, we anticipate outsourcing our manufacturing activities to third party manufacturers. There can be no assurance that third party manufacturers will be able to produce our product in the quantities we require or on a timely basis. Should we not be able to source our product in the quantities we require or on a timely basis we will either be forced to find another third party manufacturer, which may be very difficult to do, or run the risk of not responding to market demands. This could harm our customer relationships and negatively affect our operating results.

WE MAY LOSE OUR COMPETITIVENESS IF WE ARE NOT ABLE TO PROTECT OUR PATENT AGAINST INFRINGEMENT AND RELATED LITIGATION MAY BE TIME CONSUMING AND COSTLY.

Our success and ability to compete depends to a significant degree on our patent. If any of our competitors copy or otherwise gain access to our patent or develop a similar patent, we may not be able to compete as effectively. The measures we have implemented to protect our patent are currently based upon a combination of a patent application and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our patent. Further, the laws of foreign countries may provide inadequate protection for our patent. We may need to bring legal claims to enforce or protect our patent. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our patent, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our patent is not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our patent.

ALL OF OUR ASSETS ARE OUTSIDE OF THE UNITED STATES AND OUR OFFICER AND DIRECTOR RESIDE OUTSIDE OF THE UNITED WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE, WITHIN THE UNITED STATES, JUDGEMENTS OBTAINED AGAINTS US OR OUR OFFICER AND DIRECTOR.

Although we are incorporated under the laws of the State of Nevada we operate from Edmonton, Canada. Our officer and director reside outside of the United States. As a result, it may be difficult for investors to enforce judgements against us  or our officer and director that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with all of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

WE MAY BE EXPOSED TO POTENTIAL RISKS RESULTING FROM NEW REQUIREMENTS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending May 31, 2009, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2009. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

THE COSTS TO MEET OUR REPORTING AND OTHER REQUIREMENTS AS A PUBLIC COMPANY SUBJECT TO THE EXCHANGE ACT OF ’34 WILL BE SUBSTANTIAL AND MAY RESULT IN US HAVING INSUFFICIENT FUNDS TO EXPAND OUR BUSINESS OR EVEN TO MEET ROUTINE BUSINESS OBLIGATIONS.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, and we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $20,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

GOING CONCERN RISK

The Company's ability to continue its operations and to realize its assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Our auditors have expressed substantial doubt about our ability to continue as a going concern.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

Risks Relating To Our Common Stock

WE HAVE NOT PAID DIVIDENDS AND DO NOT FORESEE PAYING DIVIDENDS IN THE FUTURE.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

FOR REASONS OUTSIDE OUR CONTROL, OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock, if listed, is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations offered by us or our competitors;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to integrate operations, technology and products;

•	our ability to execute our business plan;

•	operating results below expectations;

•	loss of any strategic partner or relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

Because we have a limited operating history with no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above-listed factors. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

BECAUSE OUR PRESIDENT OWNS 63.29% OF OUR OUTSTANDING COMMON STOCK, HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Terry Hahn, our President and Director, owns approximately 63.29% of the outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and a change in control. The interests of Mr. Hahn may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

CURRENTLY, THERE IS NO PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCES THAT ANY PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING.

A public market for our common stock may never develop. Our stock is quoted on the OTCBB. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock. If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly.

BECAUSE WE WILL BE SUBJECT TO “PENNY STOCK” RULES ONCE OUR SHARES ARE QUOTED ON THE OTCBB, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

NASD SALES PRACTISE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not have ownership or leasehold interest in any property. Our office is located at 21-10405 Jasper Avenue Edmonton, Alberta, T5J 3S2, Canada. Our office is located in the home of our President, Mr. Terry Hahn. It contains office furniture and equipment sufficient to administer our current business. Our President, Mr. Terry Hahn, donates this office space to us.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock were quoted on the OTC Bulletin Board during the year ended May 31, 2008.  However, during the year ended May 31, 2008, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We had 30 shareholders of record as at the date of this annual report.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the 12 months is to enter into negotiations with bicycle manufacturers to license our product and to identify a third party manufacturer to commence production and marketing of our product.

Over the next 12 months, we anticipate spending approximately $30,000 on professional fees, administrative expenses and costs of complying with our reporting obligations and $50,000 on marketing expenses. Total expenditures over the next 12 months are expected to be approximately $80,000.

Our cash reserves are not sufficient to meet our obligations for the next 12-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our President, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing. If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Results of Operations for the Fiscal Year Ended May 31, 2008

We did not earn any revenues during the fiscal year ended May 31, 2008 or the period from June 22, 2006 (Inception) to May 31, 2007.

We incurred operating expenses in the amount of $31,435 for the fiscal year ended May 31, 2008 (period from June 22, 2006 (Inception) to May 31, 2007 - $11,975).  These operating expenses were comprised of management fees of $6,000 (period from June 22, 2006 (Inception) to May 31, 2007 - $5,500), office and general expenses of $19,435(period from June 22, 2006 (Inception) to May 31, 2007 - $975) and rent of $6,000 (period from June 22, 2006 (Inception) to May 31, 2007 - $5,500).

Our net loss in fiscal 2008 was $19,460 higher than in fiscal 2007 primarily due to the filing of our registration statements with the Securities and Exchange Commission on Form SB-2 and the commencement of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue future acquisitions.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Xtreme Link, Inc.
(A Development Stage Company)
Edmonton, Alberta, Canada

We have audited the accompanying balance sheets of Xtreme Link, Inc. (the “Company”) as of May 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the year ended May 31, 2008, for the periods from June 22, 2006 (inception) through May 31, 2007 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Link, Inc. as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended May 31, 2008, for the periods from June 22, 2006 (inception) through May 31, 2007 and 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
July 30, 2008

XTREME LINK, INC.
(A Development Stage Company)

BALANCE SHEETS

	May 31, 2008 - $ -	May 31, 2007 - $ -

ASSETS
Current assets
Cash	10,267	28,602
Total current assets	10,267	28,602
Pending patent	5,000	5,000
Total assets	15,267	33,602

LIABILITIES

Current liabilities
Accounts payable	1,677	577
Total current liabilities	1,677	577
Total liabilities	1,677	577

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900	7,900
Additional paid in capital	49,100	37,100
Deficit accumulated during the development stage	(43,410)	(11,975)
Total stockholders’ equity	13,590	33,025
Total liabilities and stockholders’ equity	15,267	33,602

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ending May 31, 2008 - $ -	Period from June 22, 2006 (Inception) to May 31, 2007 - $ -	Period from June 22, 2006 (Inception) to May 31, 2008 - $ -

Management fees	6,000	5,500	11,500
Rent	6,000	5,500	11,500
Office and miscellaneous	19,435	975	20,410
Net loss	(31,435)	(11,975)	(43,410)
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	6,996,501

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 22, 2006 (INCEPTION) TO MAY 31, 2008

	Common Stock		Additional Paid-in Capital -$-	Deficit Accumulated During Development Stage -$-	Total -$-
	Shares	-$-
Balance, June 22, 2006 (Inception)	-	-	-	-	-
Common shares issued for patent	5,000,000	5,000	-	-	5,000
Common shares issued for cash	2,900,000	2,900	26,100	-	29,000
Donated services	-	-	11,000	-	11,000
Net loss	-	-	-	(11,975)	(11,975)
Balance, May 31, 2007 (Audited)	7,900,000	7,900	37,100	(11,975)	33,025
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(31,435)	(31,435)
Balance, May 31, 2008 (Audited)	7,900,000	7,900	49,100	(43,410)	13,590

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ending May 31, 2008 - $ -	Period from June 22, 2006 (Inception) to May 31, 2007 - $ -	Period from June 22, 2006 (Inception) to May 31, 2008 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(31,435)	(11,975)	(43,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Services provided by Company president	12,000	11,000	23,000
Changes in:
Accounts payable	1,100	577	1,677

NET CASH USED IN OPERATING ACTIVITIES	(18,335)	(398)	(18,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	29,000	29,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	29,000	29,000

NET INCREASE (DECREASE) IN CASH	(18,335)	28,602	10,267

CASH, BEGINNING OF PERIOD	28,602	-	-
CASH, END OF PERIOD	10,267	28,602	10,267

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

Non-cash transactions: Stock issued for acquisition of patent	-	5,000	5,000

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

1.      NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on June 22, 2006 and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The Company’s business is to commercialize its patent on a bicycle drive shaft which could replace the bicycle chain.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in US dollars. The Company’s year end is May 31.

These financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

Development Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 “Accounting and Reporting by Development Stage Enterprises” in its characterization of the Company as a development stage enterprise.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Impairment of Long-lived Assets

The Company records the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used over the long term are measured by a comparison of the carrying value of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the amount of the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and Other Intangible Assets

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. Goodwill and other intangible assets with indefinite lives are no longer amortized under SFAS 142, but instead are tested for impairment at least annually. In addition, intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.  As of May 31, 2008 the pending patent had an indefinite useful life.  No impairment expense has been recognized associated with the pending patent.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instrument

The carrying value of cash approximates its fair value because of the short maturity of this instrument. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Reclassifications

Certain fiscal 2007 amounts have been reclassified to conform to 2008 presentation.

3.      COMMON SHARES

a)	During June 2006, the Company issued 5,000,000 common shares of the Company at $0.001 per share to the Company’s president for acquisition of a pending patent.

b)	During the year ended May 31, 2007, the Company issued 2,900,000 common shares of the Company at $0.01 per share for cash proceeds of $29,000.

4.      RELATED PARTY TRANSACTIONS

a)	During June 2006, the Company issued 5,000,000 common shares of the Company at $0.001 per share to the Company’s president for acquisition of a patent.

b)
The President of the Company provides management services and office premises to the Company at no charge. The donated services are valued at $500 per month and donated office premises are valued at $500 per month. A total of $5,500 for donated services and $5,500 for donated rent were charged to operations and recorded as donated capital for the year ended May 31, 2007.  For the year ended May 31, 2008 a total of $6,000 for donated services and $6,000 for donated rent were charged to operations and recorded as additional paid in capital.

c)	As at May 31, 2008 an amount of $577 (May 31, 2007 - $577) is due to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

5.      INCOME TAXES

Deferred income taxes reflect the net effect of:

(a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income taxes reporting purposes, and

(b) net operating loss carryforwards.

No net provision for refundable U.S.  Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no  deferred  tax  asset attributable to the net operating loss carryforward has been  recognized,  as  it  is  not  deemed  likely  to  be  realized.

The effective tax rate of the Company is reconciled to statutory tax rates as follows:

	May 31, 2008	May 31, 2007
U.S federal statutory tax rate	34%	34%
U.S. valuation allowance	(34%)	(34%)
Effective tax rate	-	-

Deferred tax assets consist of the following:

	May 31, 2008	May 31, 2007
Net Operating Loss Carryforward	$15,000	$4,000
Valuation Allowance	(15,000)	(4,000)
Deferred tax asset	$-	$-

The valuation allowance increased by approximately $11,000 during the year ended May 31, 2008.  The Company has non-capital losses carried forward of approximately $43,000 which expire beginning in 2026. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Internal Controls over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Registrant	Served as a Director or Officer Since

Mr. Terry Hahn	53	President, C.E.O.,	June 22, 2006
		Chief Financial Officer,
		Treasurer, Secretary and
		and Director

The following describes the business experience of the Company's director and chief executive officer:

Mr. Terry Hahn, age 53, is acting as our President, CEO, Chief Financial Officer, Treasurer and Secretary since the Company’s inception. He is also the company’s sole director. Mr. Terry Hahn will be devoting substantially all of his time to our business. From 1986 to date Mr. Hahn has been involved in business start-ups, business management, consulting and investment research. During this period Mr. Hahn was involved with businesses in the music, retail, insurance and property management industries. Mr. Hahn graduated with Bachelor of Science in Electrical Engineering at the University of Alberta in 1977.

Directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2008 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Mr. Terry Hahn	0	0	0
(President, CEO and Director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2008.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Terry Hahn	President	2008	0	0	0	0	0	0	0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at July 6, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

	Name and address	Beneficial	Percent
Title of Class	of beneficial owner	ownership	of class

Common Stock	Mr. Terry Hahn	5,000,000	63.29%
	President, CEO
	and Director

Common Stock	All Officers	5,000,000	63.29%
	and Directors

The percent of class is based on 7,900,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to our registration statement on Form SB-2 dated December 14, 2007

Reports on Form 8-K

During and subsequent to the last quarter of fiscal 2008, we filed no current reports on Form 8-K.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, LBB & Associates Ltd., LLP Certified Public Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Period ended	Fiscal year ended
	May 31, 2007	May 31, 2008

Audit fees	$ Nil	$ 11,750
Audit-related fees	$ Nil	$ Nil
Tax fees	$ Nil	$ Nil
All other fees	$ Nil	$ Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTREME LINK,  INC.

By              /s/ Terry Hahn
President, CEO and Director
Date: August 20, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By              /s/ Terry Hahn
President, CEO and Director
Date: August 20, 2008