Form 10-Q
period 2008-08-31
Xtreme Link, Inc.
filed 2008-10-14
CIK 1421094

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission File No. 333-148098

XTREME LINK INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	1000 (Primary Standard Industrial Classification Code Number)	20-5240593 (I.R.S. Employer Identification No.)

21-10405 Jasper Avenue,
Edmonton, Alberta,
T5J 3S2, Canada
(Address of principal executive offices)

(780) 669-7909
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]   No [   ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 8, 2008 was 7,900,000.

Statement Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended Section 21E of the Securities Exchanged Act of 193, as amended, which are intended to be covered by the safe harbors created thereby. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A of Part II, “Risk Factors.”

PART I.
Item 1. Financial Statements.

XTREME LINK INC. (A Development Stage Company) BALANCE SHEETS

	August 31, 2008 - $ -	May 31, 2008 - $ -
	(UNAUDITED)
ASSETS
Current assets
Cash	7,730	10,267
Total current assets	7,730	10,267
Pending patent	5,000	5,000
Total assets	12,730	15,267

LIABILITIES

Current liabilities
Accounts payable	1,100	1,100
Due to related party	577	577
Total current liabilities	1,677	1,677
Total liabilities	1,677	1,677

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900	7,900
Additional paid in capital	52,100	49,100
Deficit accumulated during the development stage	(48,947)	(43,410)
Total stockholders’ equity	11,503	13,590
Total liabilities and stockholders’ equity	12,730	15,267

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF OPERATIONS Three months ended August 31, 2008 and 2007 And period from June 22, 2006 (Inception) to August 31, 2008 (UNAUDITED)

	Three months ended August 31, 2008 - $ -	Three months ended August 31, 2007 - $ -	Period from June 22, 2006 (Inception) to August 31, 2008 - $ -
Management fees	1,500	1,500	13,000
Rent	1,500	1,500	13,000
General and administrative	2,537	106	22,947
Net loss	5,537	3,106	48,947
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	7,900,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS Three months ended August 31, 2008 and 2007 Period from June 22, 2006 (Inception) through August 31, 2008 (UNAUDITED)

	Three months ended August 31, 2008 - $ -	Three months ended August 31, 2007 - $ -	Period from June 22, 2006 (Inception) through August 31, 2008 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,537)	(3,106)	(48,947)
Add: Non cash contribution of services	3,000	3,000	26,000
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable – Related Party	-	-	1,677
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,537)	(106)	(21,270)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from sale of common stock	-		29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-		29,000
NET INCREASE (DECREASE) IN CASH	(12,537)	(106)	7,730
Cash, beginning of period	10,267	28,601	-
Cash, end of period	7,730	28,495	7,730

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of patent	-	5,000	5,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) August 31, 2008 (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Xtreme Link Inc. ("Xtreme" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form 10-KSB, have been omitted.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company. It should be read in conjunction with the Financial Statements and accompanying Notes.

Plan of Operation

Our plan of operation for the 12 months following is to enter into negotiations with bicycle manufacturers to license our product and to identify a third party manufacturer to commence production and marketing of our product.

Over the next 12 months, we anticipate spending approximately $30,000 on professional fees and administrative expenses and $50,000 on marketing expenses.  Total expenditures over the next 12 months are expected to be approximately $80,000.

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

Results of Operations

Three-Month Period Ended August 31, 2008

We did not earn any revenues during the three-month period ended August 31, 2008 (three-month period ended August 31, 2007: $Nil).

We incurred operating expenses in the amount of $5,537 for the three-month period ended August 31, 2008 (three-month period ended August 31, 2007: $3,106). These operating expenses, comprised of general and administration expenses of $2,537 (three-month period ended August 31, 2007: $106), donated rent of $1,500 (three-month period ended August 31, 2007: $1,500) and donated management fees of $1,500 (three-month period ended August 31, 2007: $1,500).

Liquidity and Capital Resources

We do not have any credit facilities or other commitments for debt or equity financing.  No assurances can be given that advances when needed will be available.  We do not believe that we need funding to undertake our operations at our current level because we do not have a capital intensive business plan and our only employee has agreed to work without compensation until we have achieved a meaningful level of revenue.  Private capital, if sought, will be sought from private and institutional investors.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.  If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

We will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements.  We estimate that these costs will range up to $25,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  These obligations will reduce our ability and resources to fund other aspects of our business.  We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate certain persons and/or firms providing services to us or with whom we do business, although there can be no assurances that we will be successful in any of those efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting, as described in our Form 10-KSB for the year ended December 31, 2007, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of  August 31, 2008, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended August 31, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None..

Item 5. Other Information

None.

Item 6.     Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheet as of August 31, 2008 (Unaudited) and May 31, 2008

Statement of Operations for the three-month periods ended August 31, 2008 and 2007 and the Period from June 22, 2006 (Inception) through August 31, 2008  (Unaudited)

Statement of Cash Flows for the three-month periods ended August 31, 2008 and 2007 and the Period from June 22, 2006 (Inception) through August 31, 2008 (Unaudited)

Notes to Financial Statements (Unaudited)

(2) Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K during the quarter ended August 31, 2008:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 6, 2008	Xtreme Link Inc. (Registrant)

/s/ Terry Hahn
By: Terry Hahn
Title: President and Chief Executive Officer

/s/ Terry Hahn
By: Terry Hahn
Chief Financial Officer