Form 10-Q
period 2008-11-30
Xtreme Link, Inc.
filed 2009-01-15
CIK 1421094

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008

OR

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

Large accelerated filer ☐  Accelerated filer ☐
☒ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at January 12, 2009 was 7,900,000.

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

PART I.
Item 1. Financial Statements.

XTREME LINK INC. (A Development Stage Company) BALANCE SHEETS

	November 30, 2008 (Unaudited) - $ -	May 31, 2008 - $ -
ASSETS
Current
Cash	2,818	10,267
Total current assets	2,818	10,267

Patent	5,000	5,000

Total assets	7,818	15,267

LIABILITIES
Current
Accounts payable – related party	577	1,677
Total current liabilities	577	1,677
Total liabilities	577	1,677

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900	7,900
Additional paid in capital	55,100	49,100
Deficit accumulated during the development stage	(55,759)	(43,410)
Total stockholders’ equity	7,241	13,590

Total liabilities and stockholders’ equity	7,818	15,267

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF OPERATIONS Three and six months ended November 30, 2008 and 2007 And period from June 22, 2006 (Inception) to November 30, 2008 (UNAUDITED)

	Three months ended November 30, 2008 - $ -	Three months ended November 30, 2007 - $ -	Six months ended November 30, 2008 - $ -	Six months ended November 30, 2007 - $ -	Period from June 22, 2006 (Inception) to November 30, 2008 - $ -
Management fees	1,500	1,500	3,000	3,000	14,500
Rent	1,500	1,500	3,000	3,000	14,500
General and administrative	3,812	2,893	6,349	2,999	26,759
Net loss	6,812	5,893	12,349	8,999	55,759
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	7,900,000	7,900,000	7,900,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS Six months ended November 30, 2008 and 2007 and Period from June 22, 2006 (Inception) through November 30, 2008 (UNAUDITED)

	Six months ended November 30, 2008 - $ -	Six months ended November 30, 2007 - $ -	Period from June 22, 2006 (Inception) through November 30, 2008 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(12,349)	(8,999)	(55,759)
Add: Non cash contribution of services	6,000	6,000	29,000
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable – related party	-	-	577
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,349)	(2,999)	(26,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	29,000
NET INCREASE (DECREASE) IN CASH	(6,349)	(2,999)	2,818
Cash, beginning of period	9,167	28,602	-
Cash, end of period	2,818	25,603	2,818

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of patent	-	-	5,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) NOVEMBER 30, 2008 (UNAUDITED)

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

Our cash reserves are not sufficient to commence business operations or to meet our obligations for the next 12-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

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

Results of Operations

Three-Month Period Ended November 30, 2008

We did not earn any revenues during the three-month period ended November 30, 2008 (three-month period ended November 30, 2007: $Nil).

We incurred operating expenses in the amount of $6,812 for the three-month period ended November 30, 2008 (three-month period ended November 30, 2007: $5,893). These operating expenses, comprised of general and administration expenses of $3,812 (three-month period ended November 30, 2007: $2,893), donated rent of $1,500 (three-month period ended November 30, 2007: $1,500) and donated management fees of $1,500 (three-month period ended November 30, 2007: $1,500).

Six-Month Period Ended November 30, 2008

We did not earn any revenues during the six-month period ended November 30, 2008 (six-month period ended November 30, 2007: $Nil).

We incurred operating expenses in the amount of $12,349 for the six-month period ended November 30, 2008 (six-month period ended November 30, 2007: $8,999). These operating expenses, comprised of general and administration expenses of $6,349 (six-month period ended November 30, 2007: $2,999), donated rent of $3,000 (six-month period ended November 30, 2007: $3,000) and donated management fees of $3,000 (six-month period ended November 30, 2007: $3,000).

Liquidity and Capital Resources

We do not have any credit facilities or other commitments for debt or equity financing.  No assurances can be given that advances when needed will be available.  We need funding to undertake our operations at our current level. Private capital, if sought, will be sought from private and institutional investors.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.  If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting, as described in our Form 10-KSB for the year ended December 31, 2007, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of  November 30, 2008, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended November 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None..

Item 5. Other Information

None.

Item 6.     Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheet as of November 30, 2008 (Unaudited)

Statement of Operations for the three-month and six month periods ended November 30, 2008 and 2007 and the Period from June 22, 2006 (Inception) through November 30, 2008  (Unaudited)

Statement of Cash Flows for the six-month periods ended November 30, 2008 and 2007 and the Period from June 22, 2006 (Inception) through November 30, 2008 (Unaudited)

Note to Financial Statements

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

(b)  Reports filed on Form 8-K during the quarter ended November 30, 2008:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2008	Xtreme Link Inc. (Registrant)

/s/ Terry Hahn
By: Terry Hahn
Title: President and Chief Executive Officer

/s/ Terry Hahn
By: Terry Hahn
Chief Financial Officer