Form 10-Q
period 2009-02-28
Xtreme Link, Inc.
filed 2009-04-14
CIK 1421094

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended February 28, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission File No. 333-148098

XTREME LINK INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	1000 (Primary Standard Industrial Classification Code Number)	20-5240593 (I.R.S. Employer Identification No.)

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

o Large accelerated filer        o Accelerated filer
☐   Non-accelerated filer         ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☒ No ☐

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at April 2, 2009 was 7,900,000.

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

PART I.
Item 1. Financial Statements.

XTREME LINK INC. (A Development Stage Company) BALANCE SHEETS

	February 28, 2009 - $ - Unaudited	May 31, 2008 - $ -
ASSETS
Current
Cash	422	10,267
Total current assets	422	10,267

Patent	5,000	5,000

Total assets	5,422	15,267

LIABILITIES
Current
Accounts payable – related party	577	1,677
Total current liabilities	577	1,677
Total liabilities	577	1,677

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares at February 28, 2009 & May 31, 2008, respectively	7,900	7,900
Additional paid in capital	58,100	49,100
Deficit accumulated during the development stage	(61,155)	(43,410)
Total stockholders’ equity	4,845	13,590

Total liabilities and stockholders’ equity	5,422	15,267

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three and nine months ended February 28, 2009 and February 29, 2008
And period from June 22, 2006 (Inception) to February 28, 2009
(UNAUDITED)

	Three months ended February 28, 2009 - $ -	Three months ended February 29, 2008 - $ -	Nine months ended February 28, 2009 - $ -	Nine months ended February 29, 2008 - $ -	Period from June 22, 2006 (Inception) to February 28, 2009 - $ -
Management fees	1,500	1,500	4,500	4,500	16,000
Rent	1,500	1,500	4,500	4,500	16,000
General and administrative	2,396	6,557	8,745	9,555	29,155
Net loss	5,396	9,557	17,745	18,555	61,155
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	7,900,000	7,900,000	7,900,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine months ended February 28, 2009 and February 29, 2008
and Period from June 22, 2006 (Inception) through February 28, 2009
(UNAUDITED)

	Nine months ended February 28, 2009 - $ -	Nine months ended February 29, 2008 - $ -	Period from June 22, 2006 (Inception) through February 28, 2009 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(17,745)	(18,555)	(61,155)
Add: Non cash contribution of services	9,000	9,000	32,000
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable – related party	(1,100)	-	577
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,845)	(9,555)	(28,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	29,000
NET INCREASE (DECREASE) IN CASH	(9,845)	(9,555)	422
Cash, beginning of period	10,267	28,601	-
Cash, end of period	422	19,046	422

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of patent	-	-	5,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) FEBRUARY 28, 2009 (UNAUDITED)

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

Results of Operations

Three-Month Period Ended February 28, 2009

We did not earn any revenues during the three-month period ended February 28, 2009 (three-month period ended February 29, 2008: $Nil).

We incurred operating expenses in the amount of $5,396 for the three-month period ended February 28, 2009 (three-month period ended February 29, 2008: $9,557). These operating expenses, comprised of general and administration expenses of $2,396 (three-month period ended February 29, 2008: $6,557), donated rent of $1,500 (three-month period ended February 29, 2008: $1,500) and donated management fees of $1,500 (three-month period ended February 29, 2008: $1,500).

Nine-Month Period Ended February 28, 2009

We did not earn any revenues during the nine-month period ended February 28, 2009 (nine-month period ended February 29, 2008: $Nil).

We incurred operating expenses in the amount of $17,745 for the nine-month period ended February 28, 2009 (nine-month period ended February 29, 2008: $18,555). These operating expenses, comprised of general and administration expenses of $8,745 (nine-month period ended February 29, 2008: $9,555), donated rent of $4,500 (nine-month period ended February 29, 2008: $4,500) and donated management fees of $4,500 (nine-month period ended February 29, 2008: $4,500).

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

Evalution of Disclosure Controls

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended February 28, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.     Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of February 28, 2009 (Unaudited) and May 31, 2008

Statements of Operations for the three-month and nine month periods ended February 28, 2009 and February 29, 2008 and the Period from June 22, 2006 (Inception) through February 28, 2009  (Unaudited)

Statements of Cash Flows for the nine-month periods ended February 28, 2009 and February 29, 2008 and the Period from June 22, 2006 (Inception) through February 28, 2009 (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended February 28, 2009:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2009	Extreme Link Inc. (Registrant)

/s/ Terry Hahn
By: Terry Hahn
Title: President and Chief Executive Officer

/s/ Terry Hahn
By: Terry Hahn
Chief Financial Officer