Form 10-K
period 2009-05-31
Xtreme Link, Inc.
filed 2009-08-28
CIK 1421094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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
Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

$48,000 as at July 1, 2009 based on the price at which the common equity was sold

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

7,900,000 shares of common stock as at July 1, 2009

PART I

ITEM 1:  BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “Xtreme” mean Xtreme Link Inc., unless otherwise indicated.

Corporate Overview

We are in the business of licensing, manufacturing and marketing a bicycle drive shaft which could replace the bicycle chain. Our business strategy is to license our product to bicycle manufacturers. The manufacturers will manufacture our product under license for inclusion in their own product. In addition, we plan to outsource manufacturing of our product to third party manufacturers which production we plan to sell to bicycle manufacturers with whom we have not entered into licensing agreements and to supply the replacement market.

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

Reports to Security Holders

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet
( http://www.sec.gov ).

ITEM 1 A: RISK FACTORS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL

Our business plan calls for ongoing expenses in connection with the licensing, manufacturing and marketing of a bicycle drive shaft. We have not generated any revenue from operations to date.

At May 31, 2009, we had cash on hand of $13,693. In addition, we expect to incur approximately $6,500 per month in business marketing and administrative expenses. At this rate, we expect that we will only be able to continue operations for two months without additional funding. We anticipate that these funds will be used for general administrative expenses and business costs relating to negotiating licensing and manufacturing agreements and marketing costs. In the ten months thereafter, we will require approximately an additional $65,000 for additional marketing and administrative expenses.

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

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE

We were incorporated on June 22, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date and have incurred total losses of $68,884 from our incorporation to May 31, 2009.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH OUR FUTURE BUSINESS RESULTS COULD BE HARMED AND OUR MANAGERIAL AND OPERATIONAL RESOURCES MAY BE STRAINED

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
MAY NOT BE ABLE TO CARRY OUT OUR PLAN OF OPERATION

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

AS WE HAVE NOT YET ESTABLISHED ANY SALES OF OUR PRODUCT THERE CAN BE NO ASSURANCE THAT WE WILL EVER ACHIEVE REVENUES

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

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE BICYCLE OR BICYCLE COMPONENT BUSINESS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE

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

WE WILL DEPEND UPON A THIRD PARTY SUPPLIER FOR THE MANUFACTURE OF OUR PRODUCT AND ANY DISRUPTION FROM SUCH A SUPPLIER COULD PREVENT US FROM DELIVERING OUR PRODUCT TO OUR CUSTOMERS WITHIN REQUIRED TIMEFRAMES OR AT SCHEDULED PRICES WHICH COULD RESULT IN ORDER CANCELLATIONS AND A DECLINE IN SALES

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

WE MAY LOSE OUR COMPETITIVENESS IF WE ARE NOT ABLE TO PROTECT OUR PATENT AGAINST INFRINGEMENT AND RELATED LITIGATION MAY BE TIME CONSUMING AND COSTLY

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

ALL OF OUR ASSETS ARE OUTSIDE OF THE UNITED STATES AND OUR OFFICER AND DIRECTOR RESIDE OUTSIDE OF THE UNITED WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE, WITHIN THE UNITED STATES, JUDGEMENTS OBTAINED AGAINTS US OR OUR OFFICER AND DIRECTOR

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

 ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

THE COSTS TO MEET OUR REPORTING AND OTHER REQUIREMENTS AS A PUBLIC COMPANY SUBJECT TO THE EXCHANGE ACT OF ’34 WILL BE SUBSTANTIAL AND MAY RESULT IN US HAVING INSUFFICIENT FUNDS TO EXPAND OUR BUSINESS OR EVEN TO MEET ROUTINE BUSINESS OBLIGATIONS

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

WE HAVE NOT PAID DIVIDENDS AND DO NOT FORESEE PAYING DIVIDENDS IN THE FUTURE
Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

FOR REASONS OUTSIDE OUR CONTROL, OUR STOCK PRICE MAY BE VOLATILE

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

BECAUSE OUR PRESIDENT OWNS 63.29% OF OUR OUTSTANDING COMMON STOCK, HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS

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

CURRENTLY, THERE IS NO PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCES THAT ANY PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING

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

BECAUSE WE WILL BE SUBJECT TO “PENNY STOCK” RULES ONCE OUR SHARES ARE QUOTED ON THE OTCBB, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED

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

NASD SALES PRACTISE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

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

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTY

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted on the OTC Bulletin Board during the year ended May 31, 2009.

Holders of our common stock

We had 30 shareholders of record as at the date of this annual report.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Table 1 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Nil	Nil	Nil	Nil	Nil

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Plan of Operations and Cash Requirements over the Next 12 Months

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

Results of Operations for the Fiscal Year Ended May 31, 2009

We did not earn any revenues during the fiscal year ended May 31, 2009 or 2008.

We incurred operating expenses in the amount of $25,474 for the fiscal year ended May 31, 2009 (2008 - $31,435).  These operating expenses were comprised of management fees of $6,000 (2008 - $6,000), office and general expenses of $13,474 (2008 - $19,435) and rent of $6,000 (2008 - $6,000).

Our net loss in fiscal 2009 was $5,961 lower than in fiscal 2008 primarily due to a decrease in office and miscellaneous expenses.

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

We will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements.  We estimate that these costs will range up to $30,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower. These obligations will reduce our ability and resources to fund other aspects of our business.  We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

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

ITEM 7 A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XTREME LINK, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Xtreme Link, Inc.
(An Exploration Stage Company)
Vancouver, Canada

We have audited the accompanying balance sheets of Xtreme Link, Inc. as of May 31, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period from June 22, 2006 (Inception) to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Link, Inc. as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from June 22, 2006 (Inception) to May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas

August 7, 2009

XTREME LINK, INC.
(A Development Stage Company)

BALANCE SHEETS

	May 31, 2009 - $ -	May 31, 2008 - $ -

ASSETS
Current assets
Cash	13,693	10,267
Total current assets	13,693	10,267
Pending patent	5,000	5,000
Total assets	18,693	15,267

LIABILITIES

Current liabilities
Accounts payable	-	1,100
Due to related party	18,577	577
Total current liabilities	18,577	1,677
Total liabilities	18,577	1,677
STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900	7,900
Additional paid in capital	61,100	49,100
Deficit accumulated during the development stage	(68,884)	(43,410)
Total stockholders’ equity	116	13,590
Total liabilities and stockholders’ equity	18,693	15,267

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ending May 31, 2009 - $ -	Year ending May 31, 2008 - $ -	Period from June 22, 2006 (Inception) to May 31, 2009 - $ -

Management fees	6,000	6,000	17,500
Rent	6,000	6,000	17,500
Office and miscellaneous	13,474	19,435	33,884
Net loss	(25,474)	(31,435)	(68,884)
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	7,900,000

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 22, 2006 (INCEPTION) TO MAY 31, 2009

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	-$-	-$-	-$-	-$-
Balance, June 22, 2006 (Inception)	-	-	-	-	-
Common shares issued for patent	5,000,000	5,000	-	-	5,000
Common shares issued for cash	2,900,000	2,900	26,100	-	29,000
Donated services	-	-	11,000	-	11,000
Net loss	-	-	-	(11,975)	(11,975)
Balance, May 31, 2007 (Audited)	7,900,000	7,900	37,100	(11,975)	33,025
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(31,435)	(31,435)
Balance, May 31, 2008 (Audited)	7,900,000	7,900	49,100	(43,410)	13,590
Donated services	-	-	12,000	-	12,000
Net loss	-	-	-	(25,474)	(25,474)
Balance, May 31, 2009	7,900,000	7,900	61,100	(68,884)	116

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ending May 31, 2009 - $ -	Year ending May 31, 2008 - $ -	Period from June 22, 2006 (Inception) to May 31, 2009 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(25,474)	(31,435)	(68,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Services provided by Company president	12,000	12,000	35,000
Changes in:
Accounts payable	(1,100)	1,100	-

NET CASH USED IN OPERATING ACTIVITIES	(14,574)	(18,335)	(33,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	18,000	-	18,577
Proceeds from sale of common stock	-	-	29,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,000	-	47,577
NET INCREASE (DECREASE) IN CASH	3,426	(18,335)	13,693

CASH, BEGINNING OF PERIOD	10,267	28,602	-
CASH, END OF PERIOD	13,693	10,267	13,693

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

Non-cash transactions: Stock issued for acquisition of patent	-	5,000	5,000

The accompanying notes are an integral part of these financial statements

Xtreme Link Inc.
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

These financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instrument

The carrying value of cash approximates its fair value because of the short maturity of this instrument. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Goodwill and Other Intangible Assets

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. Goodwill and other intangible assets with indefinite lives are no longer amortized under SFAS 142, but instead are tested for impairment at least annually. In addition, intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.  As of May 31, 2009 the pending patent had an indefinite useful life.  No impairment expense has been recognized associated with the pending patent.

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

b)
The President of the Company provides management services and office premises to the Company at no charge. The donated services are valued at $500 per month and donated office premises are valued at $500 per month. A total of $5,500 for donated services and $5,500 for donated rent were charged to operations and recorded as donated capital for the year ended May 31, 2007.  For the year ended May 31, 2008 a total of $6,000 for donated services and $6,000 for donated rent were charged to operations and recorded as additional paid in capital.  For the year ended May 31, 2009 a total of $6,000 for donated services and $6,000 for donated rent were charged to operations and recorded as additional paid in capital.

c)	As at May 31, 2009 an amount of $18,577 (May 31, 2008 - $577) is due to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows:

May 31, 2009
U.S federal statutory tax rate	34%
U.S. valuation allowance	(34%)
Effective tax rate	-

5.     INCOME TAXES (continued)

Deferred tax assets consist of the following:

	May 31, 2009	May 31, 2009
Net Operating Loss Carryforward	$23,000	$15,000
Valuation Allowance	(23,000)	(15,000)
Deferred tax asset, net	$-	$-

The valuation allowance increased by approximately $8,000 during the year ended May 31, 2009.  The Company has non-capital losses carried forward of approximately $69,000 which expire beginning in 2029. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9 A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2009 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2009.

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

ITEM 9 B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2009 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Mr. Terry Hahn	0	0	0
(President, CEO and Director)

Corporate Governance

We operate with one director: Terry Hahn. We do not have a standing Nominating, Compensation or Audit Committee.

ITEM 11:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2009.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Terry Hahn	President	2009 & 2008	0	0	0	0	0	0	0

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 23, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

	Name and address	Beneficial	Percent
Title of Class	of beneficial owner	ownership	of class

Common Stock	Mr. Terry Hahn	5,000,000	63.29%
	President, CEO
	and Director

Common Stock	All Officers	5,000,000	63.29%
	And Directors

The percent of class is based on 7,900,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended August 31, 2009 and 2008, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

	Year Ended May 31, 2009	Year Ended May 31, 2008
Audit Fees and Audit Related Fees	$12,000	$11,750
Income Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,000	$11,750

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to our registration statement on Form SB-2 dated December 14, 2007

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTREME LINK, INC.

By:   /s/ Terry Hahn
President, CEO and Director
Date: June 23, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Terry Hahn
President, CEO and Director
Date: June 23, 2009