Form 10-Q
period 2009-08-31
Xtreme Link, Inc.
filed 2009-10-14
CIK 1421094

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended August 31, 2009

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at September 30, 2009 was 7,900,000.

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

PART I.
Item 1. Financial Statements.

XTREME LINK INC. (A Development Stage Company) BALANCE SHEETS

	August 31, 2009 (UNAUDITED) - $ -	May 31, 2009 - $ -

ASSETS
Current assets
Cash	13,431	13,693
Total current assets	13,431	13,693
Pending patent	5,000	5,000
Total assets	18,431	18,693

LIABILITIES

Current liabilities
Accounts payable	-	-
Due to related party	18,577	18,577
Total current liabilities	18,577	18,577
Total liabilities	18,577	18,577
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900	7,900
Additional paid in capital	64,100	61,100
Deficit accumulated during the development stage	(72,146)	(68,884)
Total stockholders’ equity (deficit)	(146)	116
Total liabilities and stockholders’ equity (deficit)	18,431	18,693

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF OPERATIONS Three months ended August 31, 2009 and 2008 Period from June 22, 2006 (Inception) to August 31, 2009 (UNAUDITED)

	Three months ended August 31, 2009 - $ -	Three months ended August 31, 2008 - $ -	Period from June 22, 2006 (Inception) to August 31, 2009 - $ -
Management fees	1,500	1,500	19,000
Rent	1,500	1,500	19,000
General and administrative	262	2,537	34,146
Net loss	3,262	5,537	72,146
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	7,900,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS Three months ended August 31, 2009 and 2008 Period from June 22, 2006 (Inception) through August 31, 2009 (UNAUDITED)

	Three months ended August 31, 2009 - $ -	Three months ended August 31, 2008 - $ -	Period from June 22, 2006 (Inception) through August 31, 2009 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,262)	(5,537)	(72,146)
Add: Non cash contribution of services	3,000	3,000	38,000
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
CASH FLOWS USED IN OPERATING ACTIVITIES	(262)	(2,537)	(34,146)
CASH FLOWS FROM FINANCING ACTIVITIES
Accounts payable – Proceeds from related party	-	-	18,577
Cash received from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	47,577
NET INCREASE (DECREASE) IN CASH	(262)	(2,537)	13,431
Cash, beginning of period	13,693	10,267	-
Cash, end of period	13,431	7,730	13,431

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of patent	-	-	5,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) August 31, 2009 (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Xtreme Link Inc. ("Xtreme" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form 10-K, have been omitted.

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

Results of Operations

Three-Month Period Ended August 31, 2009 and 2008

We did not earn any revenues during the three-month period ended August 31, 2009 (three-month period ended August 31, 2008: $Nil).

We incurred operating expenses in the amount of $3,262 for the three-month period ended August 31, 2009 (three-month period ended August 31, 2008: $5,537). These operating expenses, comprised of general and administration expenses of $262 (three-month period ended August 31, 2008: $2,537), donated rent of $1,500 (three-month period ended August 31, 2008: $1,500) and donated management fees of $1,500 (three-month period ended August 31, 2008: $1,500).

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended August 31, 2009.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of August 31, 2009 (Unaudited) and May 31, 2009

Statements of Operations for the three-month periods ended August 31, 2009 and August 31, 2008 and the Period from June 22, 2006 (Inception) through August 31, 2009  (Unaudited)

Statements of Cash Flows for the three-month periods ended August 31, 2009 and August 31, 2008 and the Period from June 22, 2006 (Inception) through August 31, 2009 (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended August 31, 2009:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2009	Xtreme Link Inc. (Registrant)

/s/ Terry Hahn
By: Terry Hahn
Title: President and Chief Executive Officer

/s/ Terry Hahn
By: Terry Hahn
Chief Financial Officer