Form 10-Q
period 2010-02-28
Xtreme Link, Inc.
filed 2010-04-14
CIK 1421094

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2010

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at April 1, 2010 was 7,900,000.

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

PART I.
Item 1. Financial Statements.

XTREME LINK INC. (A Development Stage Company) BALANCE SHEET (UNAUDITED)

	February 28, 2010 - $ -	May 31, 2009 - $ -

ASSETS
Current assets
Cash	8,698	13,693
Total current assets	8,698	13,693
Pending patent	5,000	5,000
Total assets	13,698	18,693

LIABILITIES

Current liabilities
Accounts payable		-
Due to related party	20,076	18,577
Total current liabilities	20,076	18,577
Total liabilities
STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900	7,900
Additional paid in capital	70,100	61,100
Deficit accumulated during the development stage	(84,378)	(68,884)
Total stockholders’ equity	(6,378)	116
Total liabilities and stockholders’ equity	13,698	18,693

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF OPERATIONS Three and nine months ended February 28, 2010 and 2009 Period from June 22, 2006 (Inception) to February 28, 2010 (UNAUDITED)

	Three months ended February 28, 2010 - $ -	Three months ended February 28, 2009 - $ -	Nine months ended February 28, 2010 - $ -	Nine months ended February 28, 2009 - $ -	Period from June 22, 2006 (Inception) to February 28, 2010 - $ -
Management fees	1,500	1,500	4,500	4,500	22,000
Rent	1,500	1,500	4,500	4,500	22,000
General and administrative	462	2,396	6,495	8,745	40,378
Net loss	3,462	5,396	15,495	17,745	84,378
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	7,900,000	7,900,000	7,900,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS Nine months ended February 28, 2010 Period from June 22, 2006 (Inception) through February 28, 2010 (UNAUDITED)

	Nine months ended February 28, 2010 - $ -	Nine months ended February 28, 2009 - $ -	Period from June 22, 2006 (Inception) through February 28, 2010 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(15,495)	(17,745)	(84,378)
Add: Non cash contribution of services	9,000	9,000	44,000
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable – Related Party	1,500	1,100	20,076
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,995)	(9,845)	(20,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	29,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	-	-	29,000
NET INCREASE (DECREASE) IN CASH	(4,995)	(9,845)	8,698
Cash, beginning of period	13,693	10,267	-
Cash, end of period	8,698	422	8,698

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of patent	-	5,000	5,000

See accompanying summary of accounting policies and notes to financial statements

XTREME LINK INC. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) February 28, 2010 (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Xtreme Link Inc. ("Xtreme" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K filed on August 28, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form 10-K, have been omitted.

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

Results of Operations

Three-Month Period Ended February 28, 2010

We did not earn any revenues during the three-month period ended February 28, 2010 (three-month period ended February 28, 2009: $Nil).

We incurred operating expenses in the amount of $3,462 for the three-month period ended February 28, 2010 (three-month period ended February 28, 2009: $5,396). These operating expenses, comprised of general and administration expenses of $462 (three-month period ended February 28, 2009: $2,396), donated rent of $1,500 (three-month period ended February 28, 2009: $1,500) and donated management fees of $1,500 (three-month period ended February 28, 2009: $1,500).

Nine-Month Period Ended February 28, 2010

We did not earn any revenues during the nine-month period ended February 28, 2010 (nine-month period ended February 28, 2009: $Nil).

We incurred operating expenses in the amount of $15,495 for the nine-month period ended February 28, 2010 (nine-month period ended February 28, 2009: $17,745). These operating expenses, comprised of general and administration expenses of $6,495 (nine-month period ended February 28, 2009: $8,745), donated rent of $4,500 (nine-month period ended February 28, 2009: $4,500) and donated management fees of $4,500 (nine-month period ended February 28, 2009: $4,500).

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

Should we be unsuccessful to use non cash means to settle our obligations or compensate persons or firms providing us with services we intend to raise loans from our president and/or shareholders to pay for ongoing expenses.  These parties have indicated their willingness to advance us loans, however none of them are obligated to do so.  There can be no assurance that will be able to raise loan finance or arrange for loan finance on terms that are acceptable to us.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended February 28, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.     Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of February 28, 2010 (Unaudited) and May 31, 2009.

Statements of Operations for the three-month and nine-month periods ended February 28, 2010 and 2009, and the Period from June 22, 2006 (Inception) through February 28, 2010  (Unaudited).

Statements of Cash Flows for the nine-month periods ended February 28, 2010 and 2009, and the Period from June 22, 2006 (Inception) through February 28, 2010 (Unaudited).

Notes to Financial Statements (Unaudited).

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

(b)  Reports filed on Form 8-K during the quarter ended February 28, 2010:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2010	Xtreme Link Inc. (Registrant)

/s/ Terry Hahn
By: Terry Hahn
Title: President and Chief Executive Officer

/s/ Terry Hahn
By: Terry Hahn
Chief Financial Officer