Form 10-K
period 2010-05-31
Xtreme Link, Inc.
filed 2010-07-26
CIK 1421094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

$48,000 as at July 15, 2010 based on the price at which the common equity was sold

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

7,900,000 shares of common stock as at July 15, 2010

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

At May 31, 2010, we had cash on hand of $2,485. In addition, we expect to incur approximately $6,500 per month in business marketing and administrative expenses. At this rate, we expect that we will only be able to continue operations for two months without additional funding. We anticipate that these funds will be used for general administrative expenses and business costs relating to negotiating licensing and manufacturing agreements and marketing costs. In the ten months thereafter, we will require approximately an additional $65,000 for additional marketing and administrative expenses.

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

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE

We were incorporated on June 22, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date and have incurred total losses of $103,647 from our incorporation to May 31, 2010.

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

ALL OF OUR ASSETS ARE OUTSIDE OF THE UNITED STATES AND OUR OFFICER AND DIRECTOR RESIDE OUTSIDE OF THE UNITED STATES WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE, WITHIN THE UNITED STATES, JUDGEMENTS OBTAINED AGAINTS US OR OUR OFFICER AND DIRECTOR

Although we are incorporated under the laws of the State of Nevada we operate from Edmonton, Canada. Our officer and director reside outside of the United States. As a result, it may be difficult for investors to enforce judgments against us  or our officer and director that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with all of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

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

GOING CONCERN RISK

The Company's ability to continue its operations and to realize its assets at their carrying values is dependent upon the continued support of its shareholders, obtaining additional financing and generating revenues sufficient to cover its operating costs. Our auditors have expressed substantial doubt about our ability to continue as a going concern.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements.

WE HAVE NOT PAID DIVIDENDS AND DO NOT FORESEE PAYING DIVIDENDS IN THE FUTUR

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

BECAUSE WE WILL BE SUBJECT TO “PENNY STOCK” RULES ON THE OTCBB, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED

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

FINRA SALES PRACTISE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Results of Operations for the Fiscal Year Ended May 31, 2010

We did not earn any revenues during the fiscal year ended May 31, 2010 or 2009.

We incurred operating expenses in the amount of $34,763 for the fiscal year ended May 31, 2010 (2009 - $25,474).  These operating expenses were comprised of management fees of $6,000 (2008 - $6,000), office and general expenses of $17,763 (2008 - $13,474) and rent of $6,000 (2008 - $6,000).

Our net loss in fiscal 2010 was $9,289 higher than in fiscal 2009 primarily due to a increase in office and miscellaneous expenses.

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

XTREME LINK, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Xtreme Link, Inc.
(An Development Stage Company)

We have audited the accompanying balance sheets of Xtreme Link, Inc. as of May 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from June 22, 2006 (Inception) to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtreme Link, Inc. as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from June 22, 2006 (Inception) to May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

LBB & Associates Ltd., LLP
Houston, Texas
July 21, 2010

XTREME LINK, INC.
(A Development Stage Company)

BALANCE SHEETS

	May 31, 2010 - $ -	May 31, 2009 - $ -

ASSETS
Current assets
Cash	2,485	13,693
Total current assets	2,485	13,693
Pending patent	-	5,000
Total assets	2,485	18,693

LIABILITIES

Current liabilities
Due to related party	25,132	18,577
Total current liabilities	25,132	18,577
Total liabilities	25,132	18,577
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900	7,900
Additional paid in capital	73,100	61,100
Deficit accumulated during the development stage	(103,647)	(68,884)
Total stockholders’ equity (deficit)	(22,647)	116
Total liabilities and stockholders’ equity (deficit)	2,485	18,693

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ending May 31, 2010 - $ -	Year ending May 31, 2009 - $ -	Period from June 22, 2006 (Inception) to May 31, 2010 - $ -

Management fees	6,000	6,000	23,500
Rent	6,000	6,000	23,500
Administrative and general	17,763	13,474	51,647
Patent impairment	5,000	-	5,000
Net loss	(34,763)	(25,474)	(103,647)
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	7,900,000

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 22, 2006 (INCEPTION) TO MAY 31, 2010

	Common Stock			Additional Paid-in Capital		Deficit Accumulated During Development Stage		Total
	Number	$	- -	$	- -	$	- -	$	- -
Balance, June 22, 2006 (Inception)	-		-		-		-		-
Common shares issued for patent	5,000,000		5,000		-		-		5,000
Common shares issued for cash	2,900,000		2,900		26,100		-		29,000
Donated services	-		-		11,000		-		11,000
Net loss	-		-		-		(11,975)		(11,975)
Balance, May 31, 2007	7,900,000		7,900		37,100		(11,975)		33,025
Donated services	-		-		12,000		-		12,000
Net loss	-		-		-		(31,435)		(31,435)
Balance, May 31, 2008	7,900,000		7,900		49,100		(43,410)		13,590
Donated services	-		-		12,000		-		12,000
Net loss	-		-		-		(25,474)		(25,474)
Balance, May 31, 2009	7,900,000		7,900		61,100		(68,884)		116
Donated services	-		-		12,000		-		12,000
Net loss	-		-		-		(34,763)		(34,763)
Balance, May 31, 2010	7,900,000		7,900		73,100		(103,647)		(22,647)

The accompanying notes are an integral part of these financial statements

XTREME LINK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ending May 31, 2010 - $ -	Year ending May 31, 2009 - $ -	Period from June 22, 2006 (Inception) to May 31, 2010 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(34,763)	(25,474)	(103,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Services provided by Company president	12,000	12,000	47,000
Patent Impairment expense	5,000	-	5,000
Changes in:
Accounts payable	-	(1,100)	-
Due to related party	5,055	-	5,055
NET CASH USED IN OPERATING ACTIVITIES	(12,708)	(14,574)	(46,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	29,000
Proceeds from related party	1,500	18,000	20,077
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,500	18,000	49,077

NET INCREASE (DECREASE) IN CASH	(11,208)	3,426	2,485

CASH, BEGINNING OF PERIOD	13,693	10,267	-
CASH, END OF PERIOD	2,485	13,693	2,485

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

Non-cash transactions:
Stock issued for acquisition of patent	-	5,000	5,000

The accompanying notes are an integral part of these financial statements

XTREME LINK INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on June 22, 2006 and is in the development stage as defined by Accounting Standards Codification (“ASC”) 930 “Development Stage Companies”, as issued by the Financial Accounting Standards Board (“FASB”).

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

Development Stage Company

The Company complies with ASC 930 in its characterization of the Company as a development stage enterprise.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instrument

The carrying value of cash approximates its fair value because of the short maturity of this instrument. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Income Taxes” as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

Goodwill and Other Intangible Assets

The Company has adopted the provisions of the ASC 350 “Intangible, Goodwill and Other”. Goodwill and other intangible assets with indefinite lives are no longer amortized under ASC 350, but instead are tested for impairment at least annually. In addition, intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.  During the year ended May 31, 2010 the pending patent application had been denied and the associated asset deemed impaired.

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

c)	As at May 31, 2010 an amount of $25,132 (May 31, 200 - $18,577) is due to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

5.	INCOME TAXES

Deferred income taxes reflect the net effect of:

(a) temporary difference between carrying  amounts of assets and liabilities  for  financial  purposes  and  the  amounts  used  for income taxes reporting  purposes,  and

(b) net operating loss carry-forwards.

No net provision for refundable U.S.  Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no  deferred  tax  asset attributable to the net operating loss carry-forward has been  recognized,  as  it  is  not  deemed  likely  to  be  realized.

The effective tax rate of the Company is reconciled to statutory tax rates as follows for the years ended May 31, 2010 and 2009:

	May 31, 2010	May 31, 2009

U.S. Federal statutory tax rate	34%	34%
Change in valuation allowance	(34%)	(34%)
Effective tax rate	-	-

Deferred tax assets consist of the following as of May 31, 2010 and 2009:

	May 31, 2010	May 31, 2009

Net operating loss carry-forwards	$35,000	$23,000
Valuation allowance	$(35,000)	$(23,000)
Deferred tax asset, net of valuation	$-	$-

The valuation allowance increased by approximately $12,000 during the year ended May 31, 2010.  The Company has non-capital losses carried forward of approximately $100,000 which expire beginning in 2026. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9 A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2010 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2010.

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

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9 B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Name	Age	Position with Registrant	Served as a Director or Officer Since

Mr. Terry Hahn	54	President, C.E.O.,	June 22, 2006
		Chief Financial Officer,
		Treasurer, Secretary and
		and Director

The following describes the business experience of the Company's director and chief executive officer:

Mr. Terry Hahn, age 54, is acting as our President, CEO, Chief Financial Officer, Treasurer and Secretary since the Company’s inception. He is also the company’s sole director. Mr. Terry Hahn will be devoting substantially all of his time to our business. From 1986 to date Mr. Hahn has been involved in business start-ups, business management, consulting and investment research. During this period Mr. Hahn was involved with businesses in the music, retail, insurance and property management industries. Mr. Hahn graduated with Bachelor of Science in Electrical Engineering at the University of Alberta in 1977.

 Directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2010 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Mr. Terry Hahn	0	0	0
(President, CEO and Director)

Corporate Governance

We operate with one director: Terry Hahn. We do not have a standing Nominating, Compensation or Audit Committee.

ITEM 11:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2010 and 2009.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Terry Hahn	President	2010 & 2009	0	0	0	0	0	0	0

We have not paid any compensation to any of our directors, officers and management since our incorporation.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at July 15, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended August 31, 2010 and 2009, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and annual audit of our consolidated financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were:

	Year Ended May 31, 2010	Year Ended May 31, 2009
Audit Fees and Audit Related Fees	$12,000	$12,000
Income Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,000	$12,000

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to our registration statement on Form SB-2 dated December 14, 2007

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTREME LINK, INC.

By:  /s/ Terry Hahn
President, CEO and Director
Date: July 22, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Terry Hahn
President, CEO and Director
Date: July 22, 2010