Form 10-Q
period 2010-08-31
Xtreme Link, Inc.
filed 2010-09-01
CIK 1421094

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended August 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission File No. 333-148098

XTREME LINK INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	1000 (Primary Standard Industrial Classification Code Number)	20-5240593 (I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at September 1, 2010 was 7,900,000.

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

PART I.

Item 1. Financial Statements.

XTREME LINK INC. (A Development Stage Company) BALANCE SHEETS

	August 31, 2010 - $ -	May 31, 2010 - $ -
	(Unaudited)
ASSETS
Current assets
Cash	1,598	2,485
Total current assets	1,598	2,485
Total assets	1,598	2,485

LIABILITIES

Current liabilities
Accounts payable	1,750	-
Due to related party	30,582	25,132
Total current liabilities	32,332	25,132
Total Liabilities	32,332	25,132
STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900	7,900
Additional paid in capital	76,100	73,100
Deficit accumulated during the development stage	(114,734)	(103,647)
Total stockholders’ deficit	(30,734)	(22,647)
Total liabilities and stockholders’ deficit	1,598	2,485

See accompanying notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF OPERATIONS Three months ended August 31, 2010 and 2009 Period from June 22, 2006 (Inception) to August 31, 2010 (UNAUDITED)

	Three months ended August 31, 2010 - $ -	Three months ended August 31, 2009 - $ -	Period from June 22, 2006 (Inception) to August 31, 2010 - $ -
Management fees	1,500	1,500	25,000
Rent	1,500	1,500	25,000
General and administrative	8,087	262	59,734
Patent impairment	-	-	5,000
Net loss	(11,087)	(3,262)	(114,734)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	7,900,000	7,900,000

See accompanying notes to financial statements

XTREME LINK INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS Three months ended August 31, 2010 and 2009 Period from June 22, 2006 (Inception) through August 31, 2010 (UNAUDITED)

	Three months ended August 31, 2010 - $ -	Three months ended August 31, 2009 - $ -	Period from June 22, 2006 (Inception) through August 31, 2010 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(11,087)	(3,262)	(114,734)
Add: Non cash contribution of services	3,000	3,000	50,000
Add: Patent impairment expense	-	-	5,000
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable	1,750	-	1,750
Due to related party	5,450	-	10,505
CASH FLOWS USED IN OPERATING ACTIVITIES	(887)	(262)	(47,479)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from sale of common stock	-	-	29,000
Proceeds from related party	-	-	20,077
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	49,077
NET INCREASE (DECREASE) IN CASH	(887)	(262)	1,598
Cash, beginning of period	2,485	13,693	-
Cash, end of period	1,598	13,431	1,598

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-
Non-cash transactions:
Stock issued for acquisition of patent	-	-	5,000

See accompanying notes to financial statements

XTREME LINK INC. NOTES TO FINANCIAL STATEMENTS (A Development Stage Company) August 31, 2010 (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Xtreme Link Inc. ("Xtreme" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010, as reported in the Form 10-K, have been omitted.

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

Note 2 – RELATED PARTY TRANSACTION

The related party loan is due to a director of the Company for funds he paid on behalf of the Company for the period ended August 31, 2010.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.  Loans to August 31, 2010 from the President totalled $30,582.

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

Results of Operations

Three-Month Period Ended August 31, 2010 and 2009

We did not earn any revenues during the three-month period ended August 31, 2010 (three-month period ended August 31, 2009: $Nil).

We incurred operating expenses in the amount of $11,087 for the three-month period ended August 31, 2010 (three-month period ended August 31, 2009: $3,262). These operating expenses, comprised of general and administration expenses of $8,087 (three-month period ended August 31, 2009: $262), donated rent of $1,500 (three-month period ended August 31, 2009: $1,500) and donated management fees of $1,500 (three-month period ended August 31, 2009: $1,500).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended August 31, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of August 31, 2010 (Unaudited) and May 31, 2010

Statements of Operations for the three-month periods ended August 31, 2010 and August 31, 2009 and the Period from June 22, 2006 (Inception) through August 31, 2010  (Unaudited)

Statements of Cash Flows for the three-month periods ended August 31, 2010 and August 31, 2009 and the Period from June 22, 2006 (Inception) through August 31, 2010 (Unaudited)

Note to Financial Statements (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended August 31, 2010:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 1, 2010	Extreme Link Inc. (Registrant)

/s/ Terry Hahn
By: Terry Hahn
Title: President and Chief Executive Officer

/s/ Terry Hahn
By: Terry Hahn
Chief Financial Officer