Form 10-Q
period 2010-09-30
Orient Petroleum & Energy, Inc.
filed 2010-11-15
CIK 1421094

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

ORIENT PETROLEUM AND ENERGY, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	333-148098 (Commission file number)	20-5240593 (I.R.S. Employer Identification No.)

1 Xingqing Road, Cuiting Plaza, Suite 2201
Xi’an, Shaanxi Province
People’s Republic of China 710032
 (Address of principal executive offices)

(86) 29-83213199
(Issuer Telephone number)

XTREME LINK INC.
21-10405 Jasper Avenue, Edmonton, Alberta, T5J 3S2, Canada
May 31st.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

 The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 11, 2010 was 30,000,000.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND MARCH 31, 2010 (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)	4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AT MARCH 31, 2010 AND AT SEPTEMBER 30, 2010 (UNAUDITED)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II: OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Reserved	48

Item 5. Other Information	48

Item 6. Exhibits	48

SIGNATURES	49

PART I.

Item 1. Financial Statements.

ORIENT PETROLEUM AND ENERGY INC
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and March 31, 2010 (unaudited)
(Amounts expressed in thousands)

	As at September 30,	As at March 31,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,911	$1,733
Restricted cash	4,690	6,812
Accounts receivable, net	350	576
Advance to suppliers	38,908	23,468
Inventory	4,592	3,447
Prepaid expenses	860	975
Other receivables	49	59

Total current assets	$52,360	$37,070

Property, plant and equipment, net	$3,065	$2,874
Long-term lease payment	9,833	10,084

TOTAL ASSETS	$65,258	$50,028

LIABILITIES
CURRENT LIABILITIES
Notes payables	$13,643	$12,452
Advance from customers	55	27
Income tax payable	2,729	2,390
Other payables	1,047	1,015
Short-term loan	4,477	3,516

Total current liabilities	$21,951	$19,400

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock - 75,000,000 shares authorized,
par value $0.001, 30,000,000 and 7,900,000 shares
issued and outstanding at September 30, 2010
and March 31, 2010, respectively	$30	$8
Additional paid-in capital	13,940	13,962
Reserve	4,361	4,361
Retained earnings	20,984	9,043
Accunulated other comprehensive income	3,992	3,254
Total equity	43,307	30,628
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,258	$50,028

The accompanying notes are an integral part of these consolidated financial statements.

ORIENT PETROLEUM AND ENERGY INC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2010 and 2009 (unaudited)
(Amounts expressed in thousands)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Sales	$58,704	$44,542	$111,481	$83,871
Less: sales tax and surcharges	(163)	(136)	(291)	(201)
Net sales	$58,541	$44,406	$111,190	$83,670
Cost of sales	(49,043)	(37,439)	(93,319)	(71,312)

Gross profit	$9,498	$6,967	$17,871	$12,358

Operating expenses
Selling expenses	$(751)	$(606)	$(1,453)	$(1,269)
General and administrative expenses	(176)	(150)	(318)	(289)
Total operating expenses	$(927)	$(756)	$(1,771)	$(1,558)
Income from operations	$8,571	$6,211	$16,100	$10,800
Other income (expense):
Interest income	$58	$-	$75	$37
Interest expense	(165)	(146)	(250)	(243)
Bank charges	(3)	(49)	(10)	(52)
Other	(1)	-	(1)	83
Total other income (expense)	$(111)	$(195)	$(186)	$(175)
Income before income tax	8,460	6,016	15,914	10,625
Income tax	(2,115)	(1,504)	(3,973)	(2,656)
Net income	$6,345	$4,512	$11,941	$7,969
Other comprehensive income
Foreign currency translation gain	552	6	738	26
Comprehensive income	$6,897	$4,518	$12,679	$7,995

Weighted average shares outstanding:
Basic and diluted	24,440,217	21,750,000	23,102,459	21,750,000

Earnings per share:
Basic abd diluted	$0.28	$0.21	$0.55	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

ORIENT PETROLEUM AND ENERGY INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts expressed in thousands)

	Common Stock				Accumulated other	Capital &
		Par value	Additional	Retained	Comprehensive	Statutory
	Shares	$0.001	Paid-in Capital	Earnings	Income	Reserve	Total

Balance- March 31, 2010	7,900	8	13,962	9,043	3,254	4,361	30,628
Issuance of share capital	22,100	22	(22)				-
Comprehensive income:
Net income				11,941			11,941
Foreign currency translation adjustment, net of taxes of $0					738		738
Total comprehensive income
Balance- September 30, 2010	30,000	30	13,940	20,984	3,992	4,361	43,307

The accompanying notes are an integral part of these consolidated financial statements.

ORIENT PETROLEUM AND ENERGY INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2010 and 2009 (unaudited)
(Amounts expressed in thousands)

	Six months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,941	$7,969
Adjustments:
Depreciation and amortization	128	123
Amortization of long-term lease payment	434	260
Changes in operating assets and liabilities:
(Increase) decrease in assets
Trade receivables	233	(743)
Advance to suppliers	(14,797)	974
Other receivables	143	(155)
Inventories	(1,062)	(747)
Increase (decrease) in liabilities
Note payables	900	10,248
Advance from customers	28	(110)
Other payables	13	24
Tax payables	291	1,273
Net cash (used in ) provided by operating activities	(1,748)	19,116

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(262)	(25)
Payment of long-term lease payment	-	(1,171)
Net cash used in investing activities	(262)	(1,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short term loan	879	2,050
Dividend distribution	-	(13,909)
Restricted cash	2,242	(6,368)
Net cash provided by (used in ) financing activities	3,121	(18,227)

Effect of exchange rate changes	67	3

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,178	(304)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,733	993

CASH &CASH EQUIVALENTS, ENDING BALANCE	$2,911	$689

SUPPLEMENTAL DISCLOSURE OF
Interest paid	$229	$203
Income taxes paid	$3,525	$1,604

The accompanying notes are an integral part of these consolidated financial statements.

ORIENT PETROLEUM AND ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

Orient Petroleum and Energy Inc. (the “Company” or “Orient”), formerly known as Xtreme Link, Inc., was organized as a Nevada corporation on June 22, 2006.  Other than holding 100% of the outstanding equity interests of Orient New Energy Investments Limited (“Orient BVI”), which holds 100% of the outstanding equity interest of Orient New Energy Holdings Limited (“Orient Hong Kong”), Orient has no separate operations of its own.  All of the Company’s business operations are conducted by Xi’an Orient Petroleum Group Co., Ltd. (“Orient Petroleum”) in the People’s Republic of China (“PRC” or “China”), which the Company controls through contractual arrangements that Orient Hong Kong’s wholly-owned subsidiary, Orient New Energy Xi’an Limited (“Orient Xi’an”), entered into with Orient Petroleum and its owners.

Orient BVI is an investment holding company established in British Virgin Islands on November 28, 2008.  Other than holding 100% of the outstanding equity interests of Orient Hong Kong, Orient has no separate operations of its own.

Orient Hong Kong is an investment holding company established in Hong Kong Special Administrative Region on March 12, 2009.  Other than holding 100% of the outstanding equity interests of Orient Xi’an, Orient Hong Kong has no separate operations of its own.

Orient Xi’an is a limited liability company established in the PRC on July 30, 2010, with registered capital of $16 million, 15% of which is due within 90 days from the date of its organization and the balance within two years from its business license issuance date.  Because it is wholly-owned by Orient Hong Kong, a non-PRC company, Orient Xi’an is deemed a wholly foreign owned enterprise, or WFOE, under applicable PRC law.  The principal purpose of Orient Xi’an is to manage, hold and own rights in and to the businesses, operations and net income of Orient Petroleum, which it does through a series of contractual arrangements.

Orient Petroleum is a limited liability company established in the PRC on December 4, 1996, with registered capital of 100 million Renminbi (“RMB”), all of which has been fully paid by its three owners (the “Owners”).

Because PRC law currently has restrictions on foreign ownership of companies in the oil distribution industry, Orient Xi’an entered into a series of contractual arrangements with Orient Petroleum and the Owners. These agreements, entered into on August 12, 2010, are as follows:

(1)
Under the Consulting Services Agreement, Orient Petroleum appoints Orient Xi’an as its exclusive services provider with consulting and other relevant services in connection with the business. Orient Petroleum agrees to accept all the consultations and services provided by Orient Xi’an, and without Orient Xi’an’s consent shall not accept any consultations and/or services provided by any third party or cooperate with any third party regarding the matters contemplated by the Consulting Services Agreement.

(2)
Under the Operating Agreement, Orient Xi’an agrees to be Orient Petroleum’ guarantor, in connection with contractual arrangements executed by Orient Petroleum and any third parties. And as a counter-guarantee, Orient Petroleum agrees to pledge all its relevant assets to Orient Xi’an. Without consent of Orient Xi’an, Orient Petroleum shall not conduct any transactions, which may materially affect the assets, obligations, rights or operations of Orient Petroleum.

(3)
Under the Voting Rights Proxy Agreement, the Owners agree to irrevocably grant and entrust Orient Xi’an, for the maximum period of time permitted by law, with all the rights as shareholder of Orient Petroleum.

(4)	Under the Equity Pledge Agreement, the Owners agree to pledge all the equity interest in Orient Petroleum to Orient Xi’an for the performance of obligation under the Consulting Service Agreement.

(5)
Under the Option Agreements, the Owners irrevocably grants Orient Xi’an an exclusive right to purchase, or designate one or more persons to purchase the equity interests in Orient Petroleum held by the Owners. Except for Orient Xi’an and the designee, no other person shall be entitled to the equity interest purchase option.

As a result of the foregoing contractual arrangements, which obligates Orient Xi’an to absorb all of the risk of loss from Orient Petroleum’s activities and enables the Orient Xi’an to receive all of Orient Petroleum’s expected residual returns, the Company accounts for Orient Petroleum as a variable interest entity, or VIE, under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, the financial statements of Orient Petroleum are consolidated into the financial statements of the Company.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2011.

Note 2 - Summary of Significant Accounting Policies

Change in Fiscal Year

Prior to the share exchange as described in Note 1, the Company had a fiscal year end date of May 31st.  Upon consummation of the share exchange, the Company changed its fiscal year end from May 31st to March 31st, to conform to the year end date of Orient BVI.

Basis of Consolidation

The condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and its VIE for which the Company is the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Areas that require estimates and assumptions include valuation of accounts receivable and determination of useful lives of property, plant and equipment.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

Restricted cash represents the Company's bank deposits pledged for bills payable and bears fixed interest rates.

Allowance of doubtful accounts

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of September 30, 2010 and as of March 31, 2010, management determined no allowance for uncollectible amounts is required.

Inventory

Inventory is stated at the lower of cost, as determined on weighted average basis, or market. Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower. Inventory also consists of petroleum and diesel.

 Property, plant and equipment

Property, plant and equipment are stated at cost and net of accumulated depreciation.  Expenditures for maintenance and repairs are charged to earnings as incurred, and additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations in the year of disposal.  Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Oil storage tank	20 years
Gas stations	10 - 30 years
Production machinery	5 years
Office equipment	5 years
Motor vehicles	5 years

Valuation of long-lived assets

The Company applies FASB ASC 360-10, “Property, Plant, and Equipment”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  There was no impairment of long-lived assets for the periods ended September 30, 2010 and 2009.

Leases

Leases of property, plant and equipment where the Company assumes substantially all the benefits and risks of ownership are classified as finance leases. The Company has no significant finance leases.

Leases of assets under which a significant portion of the risks and benefits of ownership are effectively retained by the lessors are classified as operating leases.  Payments made under operating leases (net of any incentives received from the lessors) are expensed on a straight-line basis over the lease terms.

Revenue recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered and the title has passed to the customers.  For wholesale distribution of finished oil where the selling price is set forth in a sales contract, sales revenue is recognized at the date of shipment. No other significant obligations of the Company exist and collectability is reasonably assured.  For gas station retail sales, revenue is recognized and cash is collected upon completion of sales.  Revenue excludes value-added tax and is arrived at after deduction of trade discounts and allowances.

Interest income is recognized on a time proportion basis, taking into account the principal amounts outstanding and the applicable interest rates.

Comprehensive Income

The Company has adopted ASC Topic 220 “Comprehensive Income” (Formerly, SFAS No. 130, “Reporting Comprehensive Income”).  ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements.  The Company has chosen to report comprehensive income in the statements of changes in stockholders’ equity.  Comprehensive income comprised net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires a company use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.   Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company adopted the provisions of ASC 740 which clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides accounting guidance on de-recognition, classification, interest and penalties, disclosure and transition.

Nature of operations

Substantially all of the Company’s operations are conducted in the PRC and are subject to various political, economic, and other risks and uncertainties inherent in this country.  Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and advances to suppliers.

As of September 30, 2010, and as of March 31, 2010, the Company had cash deposits of $7.6 million and $8.5 million, respectively, placed with several banks in the PRC, where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months ended September 30, 2010 and 2009 and the six months ended September 30, 2010 and 2009, all of the Company’s sales and all accounts receivable arose in the PRC.

Concentration of customers

For the three months ended September 30, 2010, there was one customer that accounted for 12.2% of the Company’s total sales.  For the six months ended September 30, 2010, there was one customer that accounted for 12.4% of the Company’s total sales.  For both the three and six months ended September 30, 2009, no single customer accounted for 10% of the Company’s total sales.

Foreign currency transactions and comprehensive income

The functional currency of the Company’s wholly-owned PRC subsidiary and its VIE is the Chinese Renminbi Yuan, (“RMB”).  RMB is not freely convertible into foreign currencies.  The Company’s PRC subsidiary’ and their VIE’s financial statements are maintained in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at average exchange rates, and equity is translated at historical exchange rates.  Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

Segment reporting

FASB ASC 280, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments, (1) the wholesale distribution of finished oil products and (2) the operation of retail gas stations.

Variable Interest Entities

In January 2003, the FASB issued Statement of Financial Accounting Standards Board Interpretation FSB ASC 810-10-05-8, "Consolidation of VIEs.”  ASC 810-10-05-8 states that in general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

The principal regulations governing foreign ownership of wholesale distributors of finished oil and heavy oil products and retail gas stations in China include:

-	Measures on the Administration of the Finished Oil Market (2007)
-	Administrative Measures on Oil Prices (trial implementation ) (2009); and
-	The Catalogue for Guiding Foreign Investment in Industry (2007).

Research and development cost

The Company accounts for its research and development cost in accordance with FASB ASC 730 “Research and Development”.   Since the future economic benefits are uncertain, research and development cost is charged to expense when incurred.

Retirement cost

Retirement costs are charged to expense at a certain percentage of the payroll costs as required under the PRC regulations.

Recent accounting pronouncements

In April 2010, the FASB issued ASU 2010-14, Accounting for Extractive Activities — Oil & Gas.  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, Modernization of Oil and Gas Reporting.  The amendments to the guidance on oil and gas accounting were effective August 31, 2010.  The adoption of this amendment does not have material effect on the Company's financial condition or results of operation.

Note 3 – Earnings per share

Basic earnings per share is computed in accordance with ASC 260, “Earnings Per Share,” by dividing the net income by the weighted average number of outstanding common stock during the period.  The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable.  The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

The weighted average number of outstanding shares of common stock as shown in the financial statements presented herewith was computed based on the number of shares of common stock outstanding, and took into account the reverse acquisition transaction as described in the Notes 9 of this report. Detailed computations are set out as follows:

	Date of issue	No. of the Company's	No. of days outstanding Three months ended September 30		Weighted average number of outstanding common stock three months ended September 30
	or cancel	common stock	2010	2009	2010	2009
Number of days in reporting period			92	92
Existing shares as of March 31, 2010	Pre 3/31/2010	7,900,000	92	92	7,900,000	7,900,000
Issued new shares to Hong Gao	9/1/2010	8,250,000	30		2,690,217
The Company's stock at time of reverse acquisition		16,150,000

Issue stock in exchange for 10,000 shares of Orient BVI stock (100% equity in Orient BVI)	9/7/2010	27,100,000	92	92	27,100,000	27,100,000
Hong Gao's stock cancelled in conjunction with reverse acquisition	9/7/2010	(13,250,000)	92	92	(13,250,000)	(13,250,000)
		30,000,000			24,440,217	21,750,000

	Date of issue	No. of the Company's	No. of days outstanding Six months ended September 30		Weighted average number of outstanding common stock Six months ended September 30
	or cancel	common stock	2010	2009	2010	2009
Number of days in reporting period			183	183
Existing shares as of March 31, 2010	Pre 3/31/2010	7,900,000	183	183	7,900,000	7,900,000
Issued new shares to Hong Gao	9/1/2010	8,250,000	30		1,352,459
The Company's stock at time of reverse acquisition		16,150,000

Issue stock in exchange for 10,000 shares of Orient BVI stock (100% equity in Orient BVI)	9/7/2010	27,100,000	183	183	27,100,000	27,100,000
Hong Gao's stock cancelled in conjunction with reverse acquisition	9/7/2010	(13,250,000)	183	183	(13,250,000)	(13,250,000)
		30,000,000			23,102,459	21,750,000

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
	(Amount expressed in thousands)
Earnings per share – Basic and diluted
Income for the period	$6,897	$4,518	$12,679	$7,995
Basic average common stock outstanding	24,400	21,750	23,102	21,750
Earnings per share	$0.28	$0.21	$0.55	$0.37

Note 4 – Inventory

Inventory consists of the following at the dates indicated (amounts in thousands):

	September 30,	March 31,
	2010	2010
Merchandised goods:
Petroleum	$2,749	$1,870
Diesel	1,800	1,559
Oil additives	43	18
	$4,592	$3,447

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following at the dates indicated (amounts in thousands):

	September 30,	March 31,
	2010	2010

Oil storage tank	$3,077	$3,021
Gas stations	650	638
Production machinery	58	53
Office equipment	58	53
Motor vehicles	730	462
	$4,573	$4,227
Less: Accumulated depreciation	(1,508)	(1,353)
	$3,065	$2,874

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $66,000 and $61,000, respectively. Depreciation expenses for the six months ended September 30, 2010 and 2009 were $128,000 and $123,000, respectively.

Note 6 – Short Term Loans

The carrying amounts of the Company’s borrowings at the dates indicated are as follows (amounts in thousands):

	September 30,		March 31,
	2010		2010
	Amounts	Interest Rate	Amounts	Interest Rate

Bank loans
Everbright Bank	$-		$586	6.37%
Construction Bank of China	4,477	7.67% -8.44%	2,930	7.67% -8.44%
Total	$4,477		$3,516

As of September 30, 2010 and March 31, 2010, the short-term loans were guaranteed by an unrelated third party, Huangling Qinlong Ltd., Xi’an Ocean Petro-chemical Construction Co., and Anping Yao, the Company’s Chief Executive Officer and a director of the Company.

Note 7 - Notes payable

Notes payable are lines of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor funded with draws on the Company’s lines of credit.  Such note is guaranteed by the bank from which line of credit it is drawn upon for its complete face value and usually matures within six months to one year of its issuance date. The banks do not charge interest but require the Company to deposit a certain amount of cash with them as a guarantee deposit, which is classified on the balance sheet as restricted cash.  In addition, the banks charge processing fees based on the face value of the note.

As of September 30, 2010, $4,690,000 of restricted cash was deposited as collateral for $13,643,000 of notes, which was approximately 34% of the notes issued by the Company.  As of March 31, 2010, $6,812,000 of restricted cash was deposited as collateral for $12,452,000 of notes, which was approximately 55% of the notes issued by the Company.

Note 8 – Income taxes

Effective on January 1, 2008, the PRC Enterprise Income Tax Law and its Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, from 33% prior to January 1, 2008, unless they qualify under certain limited exceptions.

The Company adopted the provisions of FASB ASC 740 “Income Taxes.” ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and the transition.  The Company’s adoption of FASB ASC 740 had no impact on the Company beginning retained earnings, balance sheets, or statements of operations.

United States

The Company is incorporated in Nevada and is subject to United States of America tax law.  It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

PRC

Income taxes consist of the following at the dates indicated (amount in thousands):

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Income tax expenses:
Current	$2,115	$1,504	$3,973	$2,656
Deferred	-	-	-	-
Total	$2,115	$1,504	$3,973	$2,656

The Company’s effective income tax rate differed from the PRC statutory income tax rate of 25% for the periods indicated as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Statutory income tax rate	25%	25%	25%	25%
Change in income tax rate	-	-	-	-
Valuation allowance	-	-	-	-
Effective income tax rate	25%	25%	25%	25%

The Company has not provided deferred taxes on undistributed earnings attributable to its subsidiaries as they are to be permanently reinvested.  On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”).  According to Article 4 of Circular 1, distributions of accumulated profits earned by wholly-owned foreign enterprises (“WOFE”) prior to January 1, 2008 to foreign investors will be exempt from withholding tax (“WHT”) while distributions after January 1, 2008 to foreign investors shall be subject to WHT.

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its WFOE does not intend to declare dividends to its immediate parent company  in the foreseeable future.  Accordingly, the Company has not recorded any WHT on the cumulative amount of distributed and undistributed retained earnings.

Should the Company’s WFOE distributes all of its profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $3,677,000 and $2,483,000 as of September 30, 2010 and March 31, 2010, respectively

Note 9 – Stockholders equity

On September 1, 2010, the Company entered into a Securities Purchase Agreement with Hong Gao (the “Purchaser”), pursuant to which the Company agreed to issue and sell 8,250,000 shares of its common stock, par value $0.001 per share, to the Purchaser for $0.003 per share.

On September 7, 2010, the Company executed a share exchange agreement (the “Exchange Agreement”) by and between Orient BVI and the holders of 100% of Orient BVI’s issued and outstanding capital stock, on the one hand, and the Company and Hong Gao (“Ms. Gao”) on the other hand.  The Company issued 27,100,000 shares of its common stock to the Orient BVI’s Stockholders in exchange for 100% of the issued and outstanding capital stock of Orient BVI.  Concurrently, Ms. Gao cancelled 13,250,000 shares of the Company’s common stock held by her, which constituted 82.04% of the Company’s issued and outstanding common stock immediately prior to the closing of the Exchange Agreement.

Note 10 – Reserve

Under PRC regulations, Orient Petroleum is required to pay dividends only out of its accumulated profits, if any, as determined in accordance with PRC GAAP.  In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses and increase registered capital.

Note 11 – Commitments and contingencies

Prepaid lease

On January 1, 2006, the Company entered into a 10-year non-cancelable and renewable operating lease agreement with Zhao Minxiao from January 1, 2006 to December 31, 2015 for the purpose of retail gas station operation.  The annual lease payment is $90,000 (RMB 600,000). The Company has paid approximately $895,000 (RMB 6,000,000) in advance. The amount represented prepaid lease payments over the next ten years and will be amortized accordingly.

On October 1, 2006, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Shann’xi Shengda Oil&Gas Co. Ltd from October 1, 2006 to September 30, 2021 for the purpose of retail gas station operation.  The annual lease payment is $89,000 (RMB 593,000). The Company has paid approximately $1,328,000 (RMB 8,900,000) in advance. The amount represented prepaid lease payments over the next fifteen years and will be amortized accordingly.

On November 1, 2006, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Shann’xi Huawei Trading Ltd from November 1, 2006 to October 31, 2021 for the purpose of retail gas station operation.  The annual lease payment is $80,000 (RMB 533,000). The Company has paid approximately $1,194,000 (RMB 8,000,000) in advance. The amount represented prepaid lease payments over the next fifteen years and will be amortized accordingly.

On October 1, 2008, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Shann’xi Huawei Trading Ltd from October 1, 2008 to September 30, 2023 for the purpose of retail gas station operation.  The annual lease payment is $80,000 (RMB 533,000). The Company has paid approximately $1,194,000 (RMB 8,000,000) in advance. The amount represented prepaid lease payments over the next fifteen years and will be amortized accordingly.

On October 1, 2008, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Yu Hengming from October 1, 2008 to September 30, 2023 for the purpose of retail gas station operation.  The annual lease payment is $75,000 (RMB 500,000). The Company has paid approximately $1,119,000 (RMB 7,500,000) in advance. The amount represented prepaid lease payments over the next fifteen years and will be amortized accordingly.

On November 1, 2008, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Shann’xi Yanxing Petro-chemical Trading Co. Ltd. from November 1, 2008 to October 31, 2023 for the purpose of retail gas station operation.  The annual lease payment is $119,000 (RMB 800,000). The Company has paid approximately $1,791,000 (RMB 12,000,000) in advance. The amount represented prepaid lease payments over the next fifteen years and will be amortized accordingly.

On October 1, 2009, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Weng Wang’an from October 1, 2009 to September 30, 2024 for the purpose of retail gas station operation.  The annual lease payment is $80,000 (RMB 533,000). The Company has paid approximately $1,194,000 (RMB 8,000,000) in advance. The amount represented prepaid lease payments over the next fifteen years and will be amortized accordingly.

On November 1, 2009, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Liu Ji’min from November 1, 2009 to October 31, 2024 for the purpose of retail gas station operation.  The annual lease payment is $119,000 (RMB 800,000). The Company has paid approximately $1,791,000 (RMB 12,000,000) in advance. The amount represented prepaid lease payments over the next fifteen years and will be amortized accordingly.

On December 1, 2009, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Weinan Jinzheng Petro-chemical Co., Ltd. from December 1, 2009 to November 30, 2024 for the purpose of retail gas station operation.  The annual lease payment is $149,000 (RMB 1,000,000). The Company has paid approximately $2,238,000 (RMB 15,000,000) in advance. The amount represented prepaid lease payments over the next fifteen years and will be amortized accordingly.

Lease commitments

At September 30, 2010, the total future minimum lease payments under operating leases were as follows (amounts in thousands):
Amount
12 months ending September 30, 2011	$89
12 months ending September 30, 2012	60
12 months ending September 30, 2013	60
12 months ending September 30, 2014	60
12 months ending September 30, 2015	60
Thereafter	567
Total	$896

During the three-month periods ended September 30, 2010 and 2009, the Company had rental expenses of $294,000 and $197,000, respectively.  During the six-month periods ended September 30, 2010 and 2009, the Company had rental expenses of $582,000 and $395,000, respectively.

Note 12 – Business and credit concentrations

The Company operates in the wholesale and retail oil distribution industries and generates all of its sales in the PRC.  The PRC wholesale and retail oil distribution industries are impacted by the general economy.  Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had the following concentrations of business with each customer constituting greater than 10% of the Company’s sales for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Customer
A	12%	*	12%	*

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases for the periods indicated:

	Three months ended Sept 30,		Six months ended Sept 30,
	2010	2009	2010	2009
Vendors
A	51%	52%	52%	53%
B	31%	39%	31%	37%
C	10%	*	10%	*

*indicates concentrations of business with the vendor constituting less than 10% of the Company’s purchase for the period.

Note 13 – Benefit plan

Pursuant to relevant PRC regulations, Orient Petroleum participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Orient Petroleum is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits.  Contributions under the Scheme charged to income statement for the three months ended September 30, 2010 and 2009 were $13,000 and $6,000, respectively.  Contributions under the Scheme charged to income statement for six months ended September 30, 2010 and 2009 were $24,000 and $11,000 respectively.

Note 14 – Segment information

Based on FASB ASC 280 “Segment Reporting,” the Company identified two operating segments, wholesale distribution of finished oil and retail gas stations.  The Company evaluates segment performance based on gross profit. The following table summarizes the Company's revenue and cost of sales in each segment for the periods indicated (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue
Wholesale distribution	$42,312	$33,806	$80,027	$63,400
Retail gas stations	16,392	10,736	31,454	20,471

Sales tax and surcharges	(163)	(136)	(291)	(201)
Wholesale distribution	42,195	33,703	79,818	63,248
Retail gas stations	16,346	10,703	31,372	20,422

Cost of sales
Wholesale distribution	35,589	29,530	67,390	55,927
Retail gas stations	13,454	7,909	25,929	15,385

Gross profit
Wholesale distribution	6,606	4,173	12,428	7,321
Retail gas stations	2,892	2,794	5,443	5,037
Total Gross profit	9,498	6,967	17,871	12,358

Substantially all of the Company's assets are located in the PRC.  Management has determined that most of the Company’s assets are shared by the two segments, and cannot be allocated by segment on a reasonable basis and in a cost-effective manner. Accordingly, no analysis of the carrying amount of segment assets is presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Quarterly Report on Form 10-Q and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described set forth under the Risk Factors and elsewhere in this Quarterly Report on Form 10-Q.  In addition, our past results of operations do not necessarily indicate our future results.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

Orient Petroleum and Energy, Inc. (“Orient” or the “Company”), formally known as Xtreme Link, Inc, is in the businesses of wholesale distribution of finished oil products and operation of retail gas stations.

On September 7, 2010, the Company executed a share exchange agreement (the “Exchange Agreement”) by and between Orient New Energy Investments Limited (“Orient BVI”) and the holders of 100% of Orient BVI’s issued and outstanding capital stock (the “Orient BVI Stockholders”), on the one hand, and the Company and Hong Gao (“Ms. Gao”) on the other hand. At the closing of the Exchange Agreement (the “Closing”) the Company issued 27,100,000 shares of its common stock to the Orient BVI Stockholders in exchange for 100% of the capital stock of Orient BVI. Concurrently, Ms. Gao cancelled 13,250,000 shares of the Company’s common stock held by her, which constituted 82.04% of the Company’s issued and outstanding common stock immediately prior to the Closing. Immediately after the Closing, the Company had a total of 30,000,000 shares of common stock issued and outstanding, with the Orient BVI Stockholders owning approximately 90.33% in the aggregate, and the balance held by those who held the Company’s common stock prior to the Closing. Prior to the Exchange, the Company was a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Exchange, the Orient BVI Stockholders became the Company’s controlling shareholders and Orient BVI became the Company’s wholly-owned subsidiary, and the Company acceded to the businesses and operations of Orient BVI.

All of Orient’s business operations are currently conducted in the People’s Republic of China (the “PRC” or “China”) by Xi’an Orient Petroleum Group Co., Ltd. (“Orient Petroleum”), a PRC limited liability company.  Orient controls Orient Petroleum through a series of contractual arrangements entered into with Orient Petroleum and its owners by Orient New Energy Xi’an Ltd. (“Orient Xi’an”), a PRC company.  Orient Xi’an is wholly-owned by Orient New Energy Holdings Limited (“Orient Hong Kong”), a Hong Kong company wholly owned by Orient BVI, a British Virgin Islands Company. Orient BVI is wholly owned by Orient.

The following diagram illustrates our current corporate structure:

Critical Accounting Policies and Estimates

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Revenue recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.  Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered and the title has passed to the customers.  For wholesale distribution of finished oil where the selling price is set forth in a sales contract, sales revenue is recognized at the date of shipment. No other significant obligations of the Company exist and collectability is reasonably assured.  For gas station retail sales, revenue is recognized and cash is collected upon completion of sales to customers.  Revenue excludes value-added tax and is arrived at after deduction of trade discounts and allowances.

Interest income is recognized on a time proportion basis, taking into account the principal amounts outstanding and the applicable interest rates.

Allowance for doubtful accounts

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of September 30, 2010, and March 31, 2010, the management determined no allowance for uncollectible amounts was required.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Areas that require estimates and assumptions include valuation of accounts receivable and determination of useful lives of property, plant and equipment.

Recent accounting pronouncements

In April 2010, the FASB issued ASU 2010-14, Accounting for Extractive Activities – Oil & Gas. ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, Modernization of Oil and Gas Reporting. The amendments to the guidance on oil and gas accounting were effective August 31, 2010. The adoption of this amendment does not have a material effect on the Company’s financial condition or results of operation.

Results of Operations

Comparison of results of operations for the three and six months ended September 30, 2010 and 2009

	Three months ended September 30,						Six months ended September 30,
	2010			2009			2010			2009
	Amount	% of net sales		Amount	% of net sales		Amount	% of net sales		Amount	% of net sales
Net sales	$58,541	100.00%		$44,406	100.00%		$111,190	100.00%		$83,670	100.00%
Gross profit	9,498	16.22%		6,967	15.69%		17,871	16.07%		12,358	14.77%
Operating expenses
Selling expenses	(751)	(1.28	) %	(606)	(1.36	) %	(1,453)	(1.31	) %	(1,269)	(1.52	) %
General and administrative expenses	(176)	(0.30	) %	(150)	(0.34	) %	(318)	(0.29	) %	(289)	(0.35	) %
Income from operations	8,571	14.64%		6,211	13.99%		16,100	14.48%		10,800	12.91%
Other expense	(111)	(0.19	) %	(195)	(0.44	) %	(186)	(0.17	) %	(175)	(0.21	) %
Income tax expenses	(2,115)	(3.61	) %	(1,504)	(3.39	) %	(3,973)	(3.75	) %	(2,656)	(3.17	) %
Net income	$6,345	10.84%		$4,512	10.16%		$11,941	10.74%		$7,969	9.52%

Net Sales

We operate two business segments: wholesale distribution of finished oil products and operation of retail gas stations. Net sales from our two business segments for the three months ended September 30, 2010 increased by $14 million or 32% from the same period in 2009.  Net sales for the six months ended September 30, 2010 increase by $28 million or 33% from the same period in 2009.  The increases were mainly due to sales growth generated by our gas stations, and increases in our average wholesale and retail selling prices.

The following table sets forth a breakdown of our net sales by business segments for the periods indicated (amounts in thousands):

	Three months ended September 30,						Six months ended September 30,
	2010			2009			2010			2009
	Amount	% of net sales		Amount	% of net sales		Amount	% of net sales		Amount	% of net sales
Wholesale distribution of finished oil	$42,312	72.28%		$33,806	76.13%		$80,027	71.97%		$63,400	75.77%
Gas stations	16,392	28.00%		10,736	24.18%		31,454	28.29%		20,471	24.47%
Sales tax and surcharges	(163)	(0.28	) %	(136)	(0.31	) %	(291)	(0.26	) %	(201)	(0.24	) %
Total net sales	$58,541	100.00%		$44,406	100.00%		$111,190	100.00%		$83,670	100.00%

Sales from wholesale distribution for the three months ended September 30, 2010 increased by $8.5 million, or 25%, from the same period in 2009 due to increases in sale prices and sales volume.  Sales volume increased from 43,237 metric tons for the three months ended September 30, 2009 to 44,898 metric tons for the same period in 2010, an increase of 1,661 metric tons or 3.84%.  Average selling prices increased by approximately 20% when comparing those same three month periods.  Sales from wholesale distribution for the six months ended September 30, 2010 increased by $17 million, or 26%, as compared to the same period in 2009, also due to increases in sale prices and sales volume.  Sales volume increased by 1,156 metric tons or 1%, from 83,807 metric tons for the six months ended September 30, 2009 as compared to 84,963 metric tons for the same period in 2010.  Average selling prices increased by approximately 24% over those same six month periods.

Sales from retail gas stations for the three months ended September 30, 2010 increased by $5.7 million or 53%, from the same period in 2009, mainly due to increases in sale prices and sales volume.  Sales volume for the three months ended September 30, 2010 increased by 5,042 metric tons, or 44%, to 16,514 metric tons from 11,472 metric tons for the same period in 2009.  In addition, average selling price increased by approximately 6% when comparing those same three month periods.  Sales from retail gas stations for the six months ended September 30, 2010 increased by $11 million or 54%, as compared to the same period in 2009.  Sales volume for the six months ended September 30, 2010 increased by 8,587 metric tons, or 37%, to 31,642 metric tons from 23,055 metric tons for the same period in 2009, due to the increase in the number of gas stations that we operated, from 11 in the six months ended September 30, 2009, to 13 in the same period of 2010, as well as from increases in sales per gas station.  In addition, average selling price increased by approximately 12% when comparing those same six month periods.

The following table sets forth our average per metric ton selling prices by business segments for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Wholesale distribution of finished oil	$942	$782	$942	$757
Retail gas stations	$993	$936	$994	$888

Cost of Sales and Gross Profit Margin

Cost of sales includes inventory cost of products sold.  The following table sets forth our cost of sales and gross profit both in absolute amounts and as a percentage of net sales for the periods indicated (amounts in thousands):

	Three months ended September 30,						Six months ended September 30,
	2010			2009			2010			2009
	Amount	% of net sales		Amount	% of net sales		Amount	% of net sales		Amount	% of net sales
Net sales	$58,541	100.00%		$44,406	100.00%		$111,190	100.00%		$83,670	100.00%
Cost of sales	(49,043)	(83.78	) %	(37,439)	(84.31	) %	(93,319)	(83.93	) %	(71,312)	(85.23	) %
Gross profit	$9,498	16.22%		$6,967	15.69%		$17,871	16.07%		$12,358	14.77%

Cost of sales increased by $12 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2010 due to increased sales activities.  At the same time, cost of sales as a percentage to net sales decreased, from 84.3% to 83.8%, as the rate of increase for retail sales, which had higher margins, exceeded that of the wholesale segment.  Consequently, gross margin as a percentage of net sales increased to approximately 16.2% for the three months ended September 30, 2010 as compared to approximately 15.7% for the same period in 2009.

Cost of sales increased by $22 million for the six months ended September 30, 2009 as compared to the six months ended September 30, 2010 due to increased sales activities.  At the same time, cost of sales as a percentage of net sales decreased, from 85% to 84%, as the rate of increase for retail sales, which had higher margins, exceeded that of the wholesale segment.  Consequently, gross margin as a percentage of net sales increased to approximately 16% for the six months ended September 30, 2010 as compared to approximately 15 % a year ago.

The following table sets forth net sales, cost of sales, gross profit and gross margin by business segments for the periods indicated (amounts in thousands):

	Three months ended September 30,
	2010				2009
	Net sales	Cost of Sales	Gross profit	Gross margin	Net sals	Cost of sales	Gross profit	Gross margin
Wholesale distribution of finished oil	$42,195	$(35,589)	$6,606	15.66%	$33,703	$(29,530)	$4,173	12.38%
Gas stations	16,346	(13,454)	2,892	17.69%	10,703	(7,909)	2,794	26.10%
Total	$58,541	$(49,043)	$9,498	16.22%	$44,406	$(37,439)	$6,967	15.69%

	Six months ended September 30,
	2010				2009
	Net sales	Cost of Sales	Gross profit	Gros margin	Net sals	Cost of sales	Gross profit	Gross margin
Wholesale distribution of finished oil	$79,818	$(67,390)	$12,428	15.57%	$63,248	$(55,927)	$7,321	11.58%
Gas stations	31,372	(25,929)	5,443	17.35%	20,422	(15,385)	5,037	24.66%
Total	$111,190	$(93,319)	$17,871	16.07%	$83,670	$(71,312)	$12,358	14.77%

Selling, General and Administrative Expenses

Selling expenses includes all expenses and taxes directly related to selling products.  Selling expenses increased by $145,000 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2010. The increase was mainly due to increased rental expenses for our gas stations, which increased from $197,000 to $294,000, offset by a decrease in freight expenses from $195,000 to $189,000.  Increased sales activities and the resulting increase in salary expenses, from $112,000 to $136,000, also contributed to the increase.

Selling expenses increased by $184,000 for the six months ended September 30, 2009 as compared to the six months ended September 30, 2010.  The increase was mainly due to increased rental expenses for our gas stations, which increased from $395,000 to $582,000, offset by a decrease in freight expenses from $424,000 to $338,000.  Increased sales activities and the resulting increase in salary expenses, from $227,000 to $280,000, also contributed to the increase.

General and administrative expenses were mainly comprised of salaries, research and development expenses and payments to the local water conservancy fund.  Research and development expenses mainly consist of payroll of related personnel.  Research and development expenses decreased to $3,000 for the three months ended September 30, 2010 as compared to $4,000 for the same period in 2009, while research and development expenses decreased to $7,000 for the six months ended September 30, 2010 as compared to $9,000 for the same period in 2009, mainly due to a decrease in the number of research staff.

General and administrative expenses for the periods reported increased to $176,000 for the three months ended September 30, 2010 from $150,000 for the same period in 2009, mainly due to increased professional fees.  General and administrative expenses for the periods reported increased to $318,000 for the six months ended September 30, 2010 as compared to $289,000 for the same period in 2009, mainly due to an increase in payments to the local water conservancy fund.

Interest Expenses

Interest expenses increased to $165,000 for the three months ended September 30, 2010 as compared to $146,000 for the same period in 2009.  Interest expenses increased to $250,000 for the six months ended September 30, 2010 as compared to $243,000 for the same period in 2009.  This increase was mainly due to an increase of our short-term loan borrowed.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2010 increased by $611,000 as compared to the same period in 2009.  Income tax expenses for the six months ended September 30, 2010 increased by $1,317,000 as compared to the same period in 2009.  The increased income tax expenses resulted from higher taxable income generated over the period.

Net Income

Net income from our two business segments for the three months ended September 30, 2010 increased by $1.8 million as compared to the three months ended September 30, 2009.  Net income from our two business segments for the six months ended September 30, 2010 increased by $4 million as compared to our net income for the six months ended September 30, 2009.  This increase was mainly attributable to the increase in net sales offset by increases in cost of sales and operating expenses.

Liquidity and Capital Resources

In summary, our cash flows are as follows for the periods indicated (amounts in thousands):

	Six months ended September 30,
	2010	2009
	(unaudited)
Net cash (used in) provided by operating activities	$(1,748)	$19,116
Net cash used in investing activities	(262)	(1,196)
Net cash (used in) provided by financing activities	$3,121	$(18,227)

We presently finance our operations primarily from the cash flow from our operations and short term bank loans, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.  If we require additional capital to expand or enhance our existing facilities, we may consider debt or equity offerings or institutional borrowing as potential means of financing.

As of September 30, 2010, we had cash and cash equivalents of $2.9 million, other current assets of $49.4 million and current liabilities of $22 million.

Net cash used by operating activities for the six months ended September 30, 2010 was $1.7 million as compared with net cash provided by operating activities of approximately $19.1 million for the same period in 2009.  This decrease in net cash from operating activities was mainly attributable to increased advance payments made to our suppliers as required by our agreements with them.

Net cash used in investing activities was $262,000 for the six months ended September 30, 2010, as compared with $1,196,000 used in investing activities for the same period in 2009.  This decrease in net cash used in investing activities was mainly due to decrease in payments of long-term leases for our gas stations.

Net cash provided by financing activities was $3.1 million for the six months ended September 30, 2010, as compared with $18.2 million net cash used in financing activities for the same period in 2009. The decrease in net cash used in financings activities was due to Orient Petroleum declaring and paying a $13.9 million dividend to its equity owners during the six months ended September 30, 2009, while no dividend was declared or paid during the same period in 2010.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2010 (amounts in thousands):

Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$896	$89	$120	$120	$567

Total	$896	$89	$120	$120	$567

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Rate Risk

The RMB is not a freely convertible currency.  Limitation in foreign exchange transactions imposed by the PRC government could cause future exchange rates to vary significantly from current or historical exchange rates.

Since our business is conducted primarily in RMB, and we do not have any foreign currency payments for imported equipments or materials, we do not have any foreign exchange rate risk exposure.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) for us.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, the Certifying Officers have concluded that (a) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

You should carefully consider the risks described below together with all of the other information included in this Form 8-K before making an investment decision with regard to our securities. The statements contained in or incorporated into this Form 8-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We rely on a limited number of third-party suppliers for our supply of finished oil products and the loss of any such supplier, particularly our largest supplier, could have a material adverse effect on our operations.

We are dependent upon our relationships with third parties for our supply of finished oil products. Our five largest suppliers provided 96.55%, 96.79% and 87.78% of our finished oil requirements for fiscal years ended March 31, 2010, 2009 and 2008, respectively, with our largest supplier providing approximately 55.2%, 44.3% and 53.3%, respectively, in such periods. Should any of these suppliers, and in particular our largest supplier, terminate their supply relationships with us, fail to perform their obligations as agreed, or enter into the finished oil products business in competition with us, we may be unable to procure sufficient amounts of finished oil products to fulfill our demand. If we are unable to obtain adequate quantities of finished oil products at economically viable prices, our customers could seek to purchase products from other suppliers, which could have a material adverse effect on our revenues.

We are highly dependent on the revenue contribution from our wholesale distribution of finished oil. A reduction in sales from this segment would cause our revenues to decline and materially harm our business.

We currently derive a significant majority of our sales from our wholesale distribution of finished oil products business segment, which accounted for 72.89%, 76.48% and 76.19% of our net sales in fiscal years ended March 31, 2010, 2009 and 2008, respectively. As a result, should there be an adverse industry trend in the petroleum sector, our limited diversification could result in our results of operations declining substantially and suffering disproportionately compared to our competitors that have diversified their revenue sources.

Our ability to operate at a profit is partially dependent on market prices for petroleum and diesel fuels, which are subject to government control in the PRC. If petroleum and diesel prices drop significantly, we may be unable to maintain our current profitability.

Our results of operations and financial condition are affected by the selling prices of petroleum products, which are subject to state-imposed pricing control. According to the Administrative Measures on Oil Prices, Shaanxi Province Price Control Administration is responsible for setting the retail price cap of gasoline and diesel oil products sold in Shaanxi Province. We are allowed, subject to the retail price cap set by the provincial government, to determine the retail price of our products.

During the years ended March 31, 2010, 2009 and 2008, our average selling prices for gasoline were $846.73, $820.38 and $679.11 per metric ton, respectively. Our average selling price for diesel were $802.07, $760.67 and $671.94 per metric ton during the years ended March 31, 2010, 2009 and 2008.

Although the current price-setting mechanism for refined petroleum products in China allows the PRC government to adjust prices in the PRC market when the average international crude oil price fluctuates beyond certain levels within a certain time period, the PRC government still retains full discretion as to whether or when to adjust the refined petroleum products price. The PRC government can also be expected to exercise price control over refined petroleum products once international crude oil price experiences sustained growth or become significantly volatile. As a result, our results of operations and financial condition may be materially and adversely affected by the fluctuation of market prices of crude oil and refined petroleum products as well as the discretionary actions of the PRC government.

We face substantial competition in our wholesale distribution of finished oil.

Although barriers to entry in our industry are high due to stringent licensing requirements and the need for significant storage capacity for products, we face competition from both state-owned and non-state-owned companies based in Shaanxi Province and elsewhere that engage in wholesale distribution of finished oil products. In addition to state-owned petroleum enterprises such as SINOPEC and PetroChina, there are currently 19 non-state-owned enterprises (including us) in Shaanxi Province licensed to distribute finished oil products. Of the non-state-owned enterprises, seven of them currently distribute finished oil products similar to ours, including Shaanxi Dongda Petro-Chemical Co., Ltd., China Integrated Energy, Inc. and Shaanxi Zhonglian Petroleum Co., Ltd. Many of our competitors may have greater financial resources, sales resources, storage capacity and transportation capacity than we do, and may have exclusive supply and purchase arrangements with suppliers as a result of long-term relationships.

An increase in competition arising from an increase in the number or size of competitors in the wholesale distribution of finished oil may result in price reductions, reduced gross profit margins, loss of our market share and departure of key management personnel, any of which could adversely affect our financial condition and profitability.

The distribution of finished oil is primarily dependent on the sufficiency of necessary infrastructure and access to means of transport, including rail transportation, which may not be available on a cost-effective basis, if at all.

Our wholesale distribution of finished oil depends heavily on the availability of infrastructure and means of transportation, including but not limited to adequate highway or rail capacity, including sufficient numbers of dedicated tanker trucks or cars and sufficient storage facilities.

Of our two oil depots, only one currently has use of a dedicated railway line connecting to the main railway in Shaanxi Province, which enables us to distribute our products to customers within and outside Shaanxi Province. We stopped using the railway line connecting the other depot because the loading capacity of such depot does not meet the requirement of the Ministry of Railways. We are now trying to get the governmental approval to use the railway line, but we do not provide assurance that this approval will be issued.

Our gross margins in our wholesale distribution of finished oil products and in our operation of retail gas station segments are principally dependent on the spread between the average purchase price and the average selling price. If the average purchase price increases and the average selling price of our products does not similarly increase or if the average selling price of our products decreases and the average purchase price does not similarly decrease, our margins will decrease and results of operations will be harmed.

Our gross margins in the wholesale distribution of finished oil products and in the operation of retail gas stations depend principally on the spread between the average purchase price and the average selling price we are able to realize for our products. The spread between the average purchase price for petroleum and the average selling price of our products has been relatively stable since 2007. Prices for petroleum in the PRC are primarily influenced by the guidance prices set by the National Development and Reform Commission, or the NDRC, and supply and demand for petroleum-based fuel, rather than production costs. Any decrease in the spread between the average purchase price and the prices we are able to realize for our products, whether as a result of an increase in purchase prices or policy determinations by the NDRC, would adversely affect our financial performance and cash flows.

We depend on our key executives, and our business and growth may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our key executives. In particular, we are highly dependent upon Mr. Anping Yao, our chairman, chief executive officer and president, who has established relationships within the industries we operate. If we lose the services of one or more of our current management, we may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers with industry experience similar to our current officers, which could severely disrupt our business and growth. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our suppliers or customers. Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

Competition for qualified candidates could cause us to offer higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on our financial condition and results of operations. We may also be unable to attract or retain the personnel necessary to achieve our business objectives, and any failure in this regard could severely disrupt our business and growth.

The current economic and credit environment could have an adverse effect on demand for certain of our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

Since late 2008, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession.

It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and which of our products, if not all of them, will be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.

Our business will suffer if we cannot obtain, maintain or renew necessary permits or licenses.

All PRC enterprises engaging in the sale of finished oil products are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, the Certificate for Wholesale Distribution of Finished Oil, the License for Retail Sale of Finished Oil and the Dangerous Chemical Distribution License. We have obtained permits and licenses required for the distribution of finished oil. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

These permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities and the standards of compliance required in relation thereto may from time to time be subject to change. We intend to apply for renewal and/or reassessment of such permits and licenses when required by applicable laws and regulations, however, we cannot assure you that we can obtain, maintain or renew the permits and licenses or accomplish the reassessment of such permits and licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. Any failure by us to obtain, maintain or renew the licenses permits and approvals may have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and licenses being renewed and/or reassessed.

Our legal right to lease certain properties from third parties could be challenged by property owners, regulatory authorities or other third parties, which could prevent us from continuing to utilize our oil storage depots and retail gas stations, which are located on such leased properties, or could increase the costs associated with utilizing those facilities.

Although all land in the PRC is owned by the government or by collectives, private individuals and businesses are permitted to use, lease and develop land for a specified term without owning the land, the duration of which depends on the purpose of land use. These rights to use land are termed land use rights. We rely on leases with third parties who either own the properties or lease the properties from the ultimate property owner. There may be challenges to the title of the properties which, if successful, could impair the development or operations of our oil storage depots and retail gas stations on such properties. In addition, we are subject to the risk of potential disputes with property owners. Such disputes, whether resolved in our favor or not, may divert management attention, harm our reputation or otherwise disrupt our business.

In most instances, our immediate lessors do not possess the ultimate land use rights or proper property use rights, or have not obtained consents or approvals from the holders of the land use rights or relevant regulatory authorities to sublease the land or storage space to us. A lessor’s failure to duly obtain the title to the property or to receive any necessary approvals from the ultimate holders of the land use rights, the primary lease holder or relevant regulatory authorities, as applicable, could potentially result in the invalidation of our lease, the renegotiation of such lease leading to less favorable terms or, in serious cases, require us to vacate the properties that we occupy or pay a fine. The building ownership or leasehold in connection with our oil storage depots and gas retail operations could be subject to similar challenges.

The breach of leasing agreements by our lessors may materially affect our ability to conduct retail gas business.

Of the 13 gas stations that we currently operate, 11 of them are through lease agreements, according to which the lessors have the proprietary right to all the assets of the gas stations while we have the full management and operational rights within the valid term of the lease agreements.

Although in the opinion of our PRC counsel, Allbright Law Offices, each of these lease agreements is valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect, they may not be as effective in providing us with control of the gas stations as direct ownership, and expose us to the risk of potential breach of contract by the owners of these gas stations.

The owners of these gas stations may breach, or cause the gas stations to breach, the contracts for a number of reasons. For example, the interests of these owners and our interests may conflict and we may fail to resolve such conflicts; the owners may believe that breaching the contracts will lead to greater economic benefit for them; or the owners may otherwise act in bad faith. If any of the foregoing were to happen, we may have to rely on legal or arbitral proceedings to enforce our contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost us substantial financial and other resources, and result in disruption of our business, and we cannot assure you that the outcome will be in our favor.

Accidents or injuries in or around our oil storage depots or retail gas stations may adversely affect our reputation and subject us to liability.

There are inherent risks of accidents or injuries when working in or around our oil storage depots or retail gas stations. Death and accidents could prevent us from renewing our licenses and permits. One or more accidents or injuries at any of our oil storage depots or retail gas stations could adversely affect our safety reputation among customers and potential customers and increase our costs if we are required to take additional measures to make our safety precautions more effective. We do not have insurance policy covering accidents on our properties or injuries of our employees. If accidents or injuries occur, we may be held liable for costs related to the damages or injuries, which could significantly reduce and put a strain on our available cash.

In addition, we do not have any business disruption insurance coverage for our operations to cover losses that may be caused by natural disasters or other disruptive events, such as an epidemic of H1N1 virus, SARS or avian flu. Any business disruption or natural disaster may result in our incurring substantial costs and diversion of our resources.

Power shortages, natural disasters, terrorist acts or other events could disrupt our operations and have a material adverse effect on our business, financial position or results of operations.

Our business could be materially and adversely affected by power shortages, natural disasters, terrorist attacks or other disruptive events in the PRC. For example, in early 2008, parts of the PRC were affected by severe snow storms that significantly impacted public transportation systems and the power supply in those areas. In May 2008, Sichuan Province in the PRC suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake had a material adverse effect on the general economic conditions in the areas affected by the earthquake and severely affected the transportation systems in those areas. Any future natural disasters, terrorist attacks or other disruptive events in the PRC could cause a reduction in usage of or other severe disruptions to, public transportation systems and could have a material adverse effect on our business, financial position or results of operations.

If we require additional financing, we may not be able to find such financing on satisfactory terms or at all.

Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, future product opportunities with collaborators and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to our stockholders.

We may seek to raise additional capital through public or private equity offerings or debt financings. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation.

Risks Related to Our Corporate Structure

If the PRC government determines that the variable interest entity, or VIE, structure for operating our business does not comply with PRC government restrictions on foreign investment in the finished oil products industry, we could face severe penalties.

Various regulations in China currently restrict or prevent foreign-invested entities from engaging in the wholesale and retail distribution of the finished oil products. Because of these restrictions, our business operations are conducted through our VIE, Orient Petroleum, a PRC company that is owned by three Chinese nationals. However, Orient Petroleum is effectively controlled by our subsidiary, Orient Xi’an, through a series of contractual arrangements. For details of these contractual arrangements, see “Our Corporate History and Structure.”

In the opinion of our PRC counsel, Allbright Law Offices, (i) the structure for operating our business and the business and operation model of each of our subsidiaries and Orient Petroleum are in compliance with all existing PRC laws and regulations, and (ii) each contract that Orient Xi’an entered into with Orient Petroleum and its owners is valid and binding, and will not result in any violation of PRC laws or regulations currently in effect. However, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations. Accordingly, we cannot assure you that the PRC regulatory authorities will ultimately take a view that is consistent with the opinion of our PRC counsel.

In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, pursuant to the PRC Property Rights Law that became effective on October 1, 2007, the pledge of any equity interests of a PRC private entity shall become effective once it is duly registered with the local branches of the State Administration for Industry and Commerce (“SAIC”).  Following the promulgation of the Property Law, SAIC further issued the Administrative Measures for Registrations of Share Pledge on September 1, 2008, which provided detailed procedural guidance for the local SAIC offices to handle the registrations of share pledge. The Equity Pledge Agreements entered by Orient Xi’an and the owners of Orient Petroleum as part of the contractual arrangements have created a legally binding obligation on the parties upon the execution date; however, the pledge established under these agreements does not become effective until due registration with local SAIC office.

If we are found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, revoking Orient Petroleum’s or Orient Xi’an’s business or operating licenses, requiring us to restructure the relevant ownership structure or operations, and requiring us to discontinue all or any portion of our operations. Any of these actions could cause significant disruption to our business operations.

Due to the lack of certainty in the interpretation and implementation of PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, we cannot give assurance that the PRC regulatory authorities will not determine that we are not in compliance with such regulations.

Under the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles (“Circular 75”) issued in October 2005 by the PRC State Administration of Foreign Exchange (“SAFE”), PRC residents are required to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (“Notice 106”), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

The owners of Orient Petroleum are PRC nationals. They did not, however, establish Orient or Orient Hong Kong, and the equity interests of Ultimate Sino Holdings Limited (“Ultimate”), our majority shareholder after the Exchange, will not transfer to them until their option exercise under their option agreement with the current shareholder of Ultimate, a Philippines passport holder. As such, we have been advised by Allbright Law Offices, our PRC counsel, that SAFE registration is presently not required. However, due to the continuing uncertainty over how Circular 75 is interpreted and implemented, and how SAFE will apply it to us, we cannot give assurance that the PRC regulatory authorities will agree with our PRC counsel, or predict how it will affect our business operations or future strategies.

Orient Xi’an’s contractual arrangements with Orient Petroleum and its owners may not be as effective in providing control over Orient Petroleum as direct ownership of Orient Petroleum and the owners of Orient Petroleum may have potential conflicts of interest with us.

We have no ownership interest in Orient Petroleum and conduct substantially all of our operations and generate substantially all our revenues through contractual arrangements that our indirect subsidiary, Orient Xi’an, has entered into with Orient Petroleum and its owners, and such contractual arrangements are designed to provide us with effective control over Orient Petroleum. See “Our Corporate History and Structure” for a description of these contractual arrangements. We depend on Orient Petroleum to hold and maintain certain licenses necessary for its wholesale and retail distribution of the finished oil products business. Orient Petroleum also owns all of the necessary intellectual property, facilities and other assets relating to our business operations, and employs personnel necessary to operate our business.

Although in the opinion of our PRC counsel, Allbright Law Offices, each of these contractual arrangements is valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect, they may not be as effective in providing us with control over Orient Petroleum as direct ownership. If we had direct ownership of Orient Petroleum, we would be able to exercise our rights as an owner to effect changes in the board of directors of Orient Petroleum, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. Due to the VIE structure, we have to rely on contractual rights to effect control and management of Orient Petroleum, which exposes us to the risk of potential breach of contract by the owners of Orient Petroleum. In addition, as Orient Petroleum is jointly owned by its owners, it may be difficult for us to change Orient Petroleum’s corporate structure if such owners refuse to cooperate with us.

The owners, officers and/or directors of Orient Petroleum may breach, or cause Orient Petroleum to breach, the contracts for a number of reasons. For example, the interests of the owners of Orient Petroleum and our interests may conflict and we may fail to resolve such conflicts; the owners may believe that breaching the contracts will lead to greater economic benefit for them; or the owners may otherwise act in bad faith. If any of the foregoing were to happen, we may have to rely on legal or arbitral proceedings to enforce our contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost us substantial financial and other resources, and result in disruption of our business, and we cannot assure you that the outcome will be in our favor.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Orient Petroleum, and our ability to conduct our business may be materially and adversely affected.

Orient Xi’an and Orient Petroleum’s contractual arrangements may result in adverse PRC tax consequences to us.

Under the Tax Collection and Management Law and its implementation rules issued in 2001, and 2002, respectively, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. “Related parties” are defined as organizations or entities that (1) have a director or indirect control relationship in terms of capital, operation or sales/purchase; (2) are directly or indirectly owned by a common third party; or (3) possess any other connected relationship based on equity. In the Tax Management Procedures on the Connected Transactions between Related Parties issued in 2004, it is further stated that the management fee payable between the related parties shall be determined on an arms-length basis. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between Orient Xi’an and Orient Petroleum were not made on an arm’s length basis and adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by Orient Petroleum, which could adversely affect us by (i) increasing Orient Petroleum’s PRC tax liability without reducing Orient Xi’an’s PRC tax liability, which could further result in claims being made against us for underpaid PRC taxes; or (ii) limiting the ability of Orient Xi’an and Orient Petroleum to obtain preferential PRC tax treatments and/or other financial incentives.

All of our revenues have been, and will continue to be, generated through Orient Petroleum, our VIE, and we rely on payments made by Orient Petroleum to Orient Xi’an, our subsidiary, pursuant to contractual arrangements to make payments to Orient Xi’an. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect our business and our ability to pay dividends to our shareholders.

We conduct substantially all of our operations through Orient Petroleum, our VIE, which generates all of our revenues. As Orient Petroleum is not owned by us, it is not able to make dividend payments to us. Instead, Orient Xi’an, our subsidiary in China, entered into a number of contracts with Orient Petroleum, pursuant to which Orient Petroleum pays Orient Xi’an for certain services that Orient Xi’an provides to Orient Petroleum. However, depending on the nature of services provided, certain of these payments may be subject to PRC taxes at different rates, including business taxes and VAT, which effectively reduce the payments that Orient Xi’an may receive from Orient Petroleum. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payments or increases in the applicable tax rates may materially and adversely affect our ability to receive payments from Orient Petroleum or the amount of such payments, and may in turn materially and adversely affect our business, our net income and our ability to pay dividends to our shareholders.

Risks Related to Doing Business in China

PRC laws and regulations restrict foreign investment in China’s finished oil products industry. We have entered into contractual agreements with Orient Petroleum to control and realize the benefits of the business. We are relying upon PRC laws and there is substantial uncertainty regarding the interpretation and application of current or future PRC laws and regulations.

Since we are deemed to be foreign persons or foreign-funded enterprises under PRC laws and are restricted to invest in companies operating in the finished oil products industry, we operate our businesses in China through Orient Petroleum, an operating company that is owned by PRC citizens and not by us. Accordingly, our Chinese subsidiary, Orient Xi’an, entered into a series of exclusive contractual agreements with Orient Petroleum. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these contractual arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. Because this structure has not been challenged or examined by PRC authorities, uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our PRC counsel. If we, our wholly owned subsidiaries, Orient Petroleum or its owners, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

●	levying fines;

●	confiscating income;

●	revoking licenses;

●	requiring a restructure of ownership or operations; and/or

●	Requiring the discontinuance of our businesses.

Any of these or similar actions could cause significant disruption to our business operations or render us unable to conduct our business operations and may materially adversely affect our business, financial condition and results of operations.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect our business.

All of our operations are conducted in China and all of our sales are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the amount of government involvement;

●	the level of development;

●	the growth rate;

●	the control of foreign exchange; and

●	the allocation of resources.

While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased capital expenditure by energy users, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

The payment of dividends in the PRC is subject to limitations. We may not be able to pay dividends to our stockholders.

We conduct all of our business through our combined subsidiaries and affiliated companies incorporated in the PRC. We rely on dividends paid by these combined subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Each of our PRC entities, including wholly foreign owned enterprises is also required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC entities incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2010, our PRC entities had allocated RMB 31.9 million (approximately $4.4 million) to these reserves, consisting of general and statutory reserves. Any limitations on the ability of our PRC entities to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

All of our assets are located in the PRC. Because our assets are located overseas, our assets may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy Law.

There are significant uncertainties under the EIT Law regarding our PRC enterprise income tax liabilities, such as tax on dividends paid to us by our PRC subsidiary and tax on any dividends we pay to our non-PRC corporate stockholders.

The EIT Law provides that enterprises established outside of the PRC whose “de facto management bodies” are located in the PRC are considered as a “tax-resident enterprise” and are generally subject to the uniform 25.0% enterprise income tax rate on global income. Under the implementation regulations to EIT Law, “de facto management body” refers to a managing body that in practice exercises overall management control over the production and business, personnel, accounting and assets of an enterprise. In addition, on April 22, 2009, the State Administration of Taxation of the PRC issued the Notice on the Issues Regarding Recognition of Overseas Incorporated Enterprises that are Domestically Controlled as PRC Resident Enterprises Based on the De Facto Management Body Criteria, which was retroactively effective as of January 1, 2008. This notice provides that an overseas incorporated enterprise that is controlled domestically will be recognized as a “tax-resident enterprise” if it satisfies all of the following conditions: (i) the senior management responsible for daily production/business operations are primarily located in the PRC, and the location(s) where such senior management execute their responsibilities are primarily in the PRC; (ii) strategic financial and personnel decisions are made or approved by organizations or personnel located in the PRC; (iii) major properties, accounting ledgers, company seals and minutes of board meetings and stockholder meetings, etc, are maintained in the PRC; and (iv) 50.0% or more of the board members with voting rights or senior management habitually reside in the PRC. If the PRC tax authorities determine that we are a “tax-resident enterprise,” we may be subject to enterprise income tax at a rate of 25.0% on our worldwide income. This may have an impact on our effective tax rate, and may result in a material adverse effect on our net income and results of operations. In addition, dividends paid by us to our non-PRC corporate stockholders as well as gains realized by such stockholders from the sale or transfer of our stock may be subject to a PRC tax under the EIT Law, and we may be required to withhold PRC tax on dividends paid to our non-PRC corporate stockholders.

In addition, under the EIT Law and the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement, which became effective on January 1, 2007, if both we and our Hong Kong subsidiary, Orient Hong Kong, are considered as “non-tax-resident enterprises,” dividends from our PRC subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 5.0%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. We are actively monitoring the application of the withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

We face risks related to health epidemics and outbreak of contagious disease.

Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu (swine flu) first occurred in Mexico and quickly spread to other countries, including the U.S. and the PRC. In the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other adverse public health developments in the PRC may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our production facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of member countries in the Organization for Economic Co-Operation and Development, or OECD.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been transitioning to a more market-oriented economy. However, there can be no assurance of the future direction of these economic reforms or the effects these measures may have. The PRC economy also differs from the economies of most countries belonging to OECD, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

●	the number and importance of state-owned enterprises in the PRC is greater than in most OECD countries;

●	the level of capital reinvestment is lower in the PRC than in most OECD countries; and

●	Chinese policies make it more difficult for foreign firms to obtain local currency in China than in OECD jurisdictions.

As a result of these differences, our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to those of OECD member countries.

The PRC economic cycle may negatively impact our operating results.

The rapid growth of the PRC economy before 2008 generally led to higher levels of inflation. The PRC economy has more recently experienced a slowing of its growth rate. A number of factors have contributed to this slow-down, including appreciation of the Renminbi, or RMB, the currency of China, which has adversely affected China’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general, or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth and demand for our services which could reduce our revenues. In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy resulted in an approximately 17.5% appreciation in the value of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2009. Since the adoption of this new policy, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. In addition, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or the SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

Our ability to implement our business plan is dependent on many factors, including our ability to receive various governmental permits.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business including, without limitation, an Approval Certificate for Wholesale Distribution of Finished Oil and a Dangerous Chemical Distribution License. We are required to comply with applicable production safety standards in relation to our production processes and our premises and equipment are subject to periodical inspections by regulatory authorities to ensure compliance with the dangerous chemical safety production laws and regulations and finished oil distribution and retail laws and regulations. Failure to pass these inspections, or the loss or suspension of some or all of our production activities, could disrupt our operations and adversely affect our business.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or the MOFCOM, the State Assets Supervision and Administration Commission, or the SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or the CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule purports, among other things, to require SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. Based on our understanding of current PRC laws, we are not sure whether the M&A Rule would require us or our entities in China to obtain the approval from the CSRC or any other regulatory agencies in connection with the transaction contemplated by the Exchange Agreement we entered into on September 7, 2010.

Further, if the PRC government finds that we or our Chinese stockholders did not obtain the CSRC approval, which the CSRC may think we should have obtained before executing the Share Exchange Agreement or conducting this offering, we could be subject to severe penalties. The M&A Rule does not stipulate the specific penalty terms, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.

Although we are incorporated in Nevada, all of our business operations are conducted in China by Orient Petroleum. All of our officers and directors reside in China and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely within the United States.

Government regulations on environmental matters in China may adversely impact on our business.

Our production facilities are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to comply with applicable laws and regulations.

Pursuant to PRC environmental protection laws and regulations, construction or expansion of a production facility is subject to certain environment impact assessment procedures including obtaining the relevant environmental authorities' approval for the construction project.

All potential environmental liabilities may not have been identified or properly quantified and a prior owner, operator, or tenant may have created an environmental condition unknown to us. We may be potentially liable for damages or cleanup, investigation or remediation costs in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business.

State and local environmental regulatory requirements change often. Future laws, ordinances or regulations might impose material environmental liability or the current environmental condition of the properties could in the future be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. Moreover, it is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us and we may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China in particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after violation.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Certain of our suppliers are owned by the PRC government and our dealings with them are likely to be considered to be with government officials for these purposes. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We could suffer severe penalties if our employees or other agents were found to have engaged in such practices.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity, if at all.

Our common stock is listed on the Over-the-Counter Bulletin Board, although there is currently no trading activities.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures;

•	rumors or allegations regarding our financial disclosures or practices; or

•	earthquakes or other natural disasters concentrated in Shaanxi Province where a significant portion of our operations are based.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to changes in the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

There is currently no trading activities for our common shares, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained.  However, we do not rule out the possibility of applying for listing on NASDAQ or the NYSE AlterNet (formerly known as the American Stock Exchange) or other markets.

Our common shares are currently traded, but currently with no volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Immediately after the Exchange, our principal shareholders, which includes our officers and directors, and their affiliated entities, own approximately 62.40% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation, as amended, contain a provision permitting us to eliminate the liability of our directors for monetary damages to our company and shareholders to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent material misstatements.

We are subject to reporting obligations concerning our internal controls, under the U.S. securities laws.  The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  In addition, an independent registered public accounting firm must report on the effectiveness of these controls beginning in 2009.  Our management may conclude that our internal controls over our financial reporting are not effective.  Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to sales revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent material misstatements, or in certain extreme cases, fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This information has been previously disclosed in our previously filed current reports on Form 8-K.  Reference is made to our current report on Form 8-K filed on September 9, 2010, which is hereby incorporated by reference herein, for a description of our recent sales of unregistered securities during the period covered by this quarterly report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits
 INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement by and among Xtreme Link, Inc. (the “Registrant”), Hong Gao, Orient New Energy Investments Limited (“Orient”) and the shareholders of Orient dated September 7, 2010 (2)
3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
3.3	Text of Amendment to Bylaws of the Registrant (2)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Consulting Services Agreement entered into between Orient New Energy Xi’an Ltd. (“Orient Xi’an”) and Xi’an Orient Petroleum Group Co., Ltd. (“Orient Petroleum”) on August 12, 2010 (2)
99.2	Operating Agreement entered into among Orient Xi’an, Orient Petroleum and the owners of Orient Petroleum on August 12, 2010 (2)
99.3	Equity Pledge Agreement entered into between Orient Xi’an and the owners of Orient Petroleum on August 12, 2010 (2)
99.4	Option Agreement entered into between Orient Xi’an and the owners of Orient Petroleum on August 12, 2010 (2)
99.5	Voting Rights Proxy Agreement entered into between Orient Xi’an and the owners of Orient Petroleum on August 12, 2010 (2)
99.6	Call Option Agreement entered into between Jia Rosales Yao and the owners of Orient Petroleum on August 12, 2010 (2)
99.7	Entrustment Agreement entered into between Jia Rosales Yao and the owners of Orient Petroleum on August 12, 2010 (2)
99.8	Oil Storage Depot Lease Agreement entered into between Orient Petroleum and Shaanxi Wanjie Trade Co., Ltd. on March 24, 2008 (2)
99.9	Loan Agreement between Orient Petroleum and China Construction Bank dated April 26, 2009 (2)
99.10	Loan Agreement between Orient Petroleum and EverBright Bank dated September 6, 2009 (2)
99.11	Purchase Agreement between Orient Petroleum and Yulin Gas Chemical Co., Ltd. dated December 15, 2009 (2)
99.12	Purchase Agreement between Orient Petroleum and Huawei Commerce Co., Ltd. dated December 20, 2009 (2)
99.13	Purchase Agreement between Orient Petroleum and Xi’an Putian Petroleum Co., Ltd. dated December 20, 2009 (2)
99.14	Purchase Agreement between Orient Petroleum and Shaanxi Yanchang Petroleum (Group) Co., Ltd. dated December 23, 2009 (2)
99.15	Form of Orient Petroleum’s Gas Station Lease Agreement (2)

*	Filed herewith.
(1)	Filed as an Exhibit to the Registration Statement on Form SB-2 filed with the SEC on December 17, 2007.
(2)	Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on September 9, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ORIENT PETROLEUM AND ENERGY INC.

Date: November 15, 2010	By:	/s/ Anping Yao
Anping Yao
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Bin Fu
Bin Fu
Chief Financial Officer