Form 10-Q
period 2010-12-31
Orient Petroleum & Energy, Inc.
filed 2011-02-14
CIK 1421094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

ORIENT PETROLEUM AND ENERGY, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	333-148098 (Commission file number)	20-5240593 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 14, 2011 was 30,000,000.

TABLE OF CONTENTS
PART I: FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND MARCH 31, 2010 (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)	4

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AT MARCH 31, 2010 AND AT DECEMBER 31, 2010 (UNAUDITED)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II: OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Reserved	39

Item 5. Other Information	39

Item 6. Exhibits	40

SIGNATURES	41

PART I.

Item 1. Financial Statements.

ORIENT PETROLEUM AND ENERGY, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and March 31, 2010 (unaudited)
(Amounts expressed in thousands)

	As at December 31,	As at March 31,
	2010	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,791	$1,733
Restricted cash	4,745	6,812
Accounts receivable, net	145	576
Advance to suppliers	45,931	23,468
Inventories	5,995	3,447
Prepaid expenses and other receivables	962	1,034
Total current assets	$60,569	$37,070
Property, plant and equipment, net	$3,033	$2,874
Long-term lease payment	9,727	10,084
TOTAL ASSETS	$73,329	$50,028
LIABILITIES
CURRENT LIABILITIES:
Notes payables	$13,804	$12,452
Advance from customers	117	27
Income tax payable	3,116	2,390
Other payables	1,018	1,015
Short-term loan	4,530	3,516
Total current liabilities	$22,585	$19,400
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock - 75,000,000 shares authorized, par value $0.001, 30,000,000 and 7,900,000 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	$30	$27
Additional paid-in capital	13,940	13,943
Reserve	4,361	4,361
Retained earnings	27,877	9,043
Accumulated other comprehensive income	4,536	3,254
Total equity	50,744	30,628
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,329	$50,028

The accompanying notes are an integral part of these consolidated financial statements.

ORIENT PETROLEUM AND ENERGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2010 and 2009 (unaudited)
(Amounts expressed in thousands)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Sales	$64,585	$44,358	$176,066	$128,229
Less: sales tax and surcharges	(158)	(122)	(449)	(324)
Net sales	$64,427	$44,236	$175,617	$127,905
Cost of sales	(53,939)	(37,130)	(147,258)	(108,441)
Gross profit	$10,488	$7,106	$28,359	$19,464

Operating expenses:
Selling expenses	$(777)	$(762)	$(2,230)	$(2,031)
General and administrative expenses	(207)	(125)	(525)	(413)
Total operating expenses	$(984)	$(887)	$(2,755)	$(2,444)
Income from operations	$9,504	$6,219	$25,604	$17,020
Other income (expense):
Interest income	$31	$9	$106	$46
Interest expense	(338)	(125)	(588)	(368)
Bank charges	(7)	(4)	(17)	(56)
Other	-	(3)	(1)	80
Total other income (expense)	$(314)	$(123)	$(500)	$(298)
Income before income tax	9,190	6,096	25,104	16,722
Income tax	(2,297)	(1,525)	(6,270)	(4,181)
Net income	$6,893	$4,571	$18,834	$12,541
Other comprehensive income
Foreign currency translation gain	544	1	1,282	27
Comprehensive income	$7,437	$4,572	$20,116	$12,568
Weighted average shares outstanding:
Basic and diluted	30,000,000	27,100,000	28,312,727	27,100,000
Earnings per share:
Basic and diluted	$0.25	$0.17	$0.71	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

ORIENT PETROLEUM AND ENERGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(Amounts expressed in thousands)

	Common Stock				Accumulated other	Capital &
		Par value	Additional	Retained	Comprehensive	Statutory
	Shares	$0.001	Paid-in Capital	Earnings	Income	Reserve	Total

Balance- March 31, 2010	27,100	27	13,943	9,043	3,254	4,361	30,628
Issuance of share capital	2,900	3	(3)				-
Comprehensive income:
Net income				18,834			18,834
Foreign currency translation adjustment, net of taxes of $0					1,282		1,282
Balance- December 31, 2010	30,000	30	13,940	27,877	4,536	4,361	50,744

The accompanying notes are an integral part of these consolidated financial statements.

ORIENT PETROLEUM AND ENERGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2010 and 2009 (unaudited)
(Amounts expressed in thousands)

	Nine months ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,834	$12,541
Adjustments:
Depreciation and amortization	197	184
Amortization of long-term lease payment	655	442
Changes in operating assets and liabilities:
(Increase) decrease in assets
Accounts receivable	441	(511)
Advance to suppliers	(21,331)	(5,533)
Inventories	(2,404)	(773)
Prepaid expenses and other receivables	102	(134)
Increase (decrease) in liabilities
Note payables	900	10,247
Other payables	(29)	24
Advance from customers	89	(495)
Tax payables (recoverables)	644	1,298
Net cash (used in) provided by operating activities	(1,902)	17,290
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(262)	(41)
Payment of long-term lease payment	-	(5,126)
Net cash used in investing activities	(262)	(5,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital injection	-	10,257
Net proceeds from short term loan	879	1,757
Dividend distribution	-	(17,575)
Restricted cash	2,242	(6,368)
Net cash provided by (used in) financing activities	3,121	(11,929)
Effect of exchange rate changes on cash and cash equivalents	101	4
NET INCREASE IN CASH & CASH EQUIVALENTS	1,058	198
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,733	993
CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,791	$1,191
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$574	$332
Income taxes paid	$5,677	$3,109

 The accompanying notes are an integral part of these consolidated financial statements.

ORIENT PETROLEUM AND ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and basis of presentation

Orient Petroleum and Energy, Inc. (the “Company” or “Orient”), formerly known as Xtreme Link, Inc., was organized as a Nevada corporation on June 22, 2006.  On October14, 2010, the Company changed its name to “Orient Petroleum and Energy, Inc.” in connection with the share exchange transaction as described below.

On September 27, 2010, the Company completed a share exchange transaction with Orient New Energy Investments Limited (“Orient BVI”), and Orient BVI became a wholly-owned subsidiary of the Company. On the closing date of the share exchange transaction, the Company issued 27,100,000 shares of its common stock to Orient BVI’s stockholders in exchange for 100% of the capital stock of Orient BVI, and Hong Gao (“Ms. Gao”), a shareholder of the Company, cancelled 13,250,000 shares of common stock held by her concurrently. Prior to the share exchange transaction, the Company had 16,150,000 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 30,000,000 shares of common stock outstanding and Orient BVI’s stockholders owned 90.33% of the issued and outstanding shares. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Orient BVI (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to March 31, 2010 are those of Orient BVI except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization.

Since the date of the share exchange transaction, the Company has had no separate operations of its own. Instead, all of the Company’s business operations are conducted by Xi’an Orient Petroleum Group Co., Ltd. (“Orient Petroleum”) in the People’s Republic of China (“PRC” or “China”), which the Company controls through contractual arrangements that Orient New Energy Xi’an Limited (“Orient Xi’an”), entered into with Orient Petroleum and its owners. Orient Xi’an is wholly-owned by Orient New Energy Holdings Limited (“Orient Hong Kong”), which in turn is wholly-owned by Orient BVI.

Orient BVI is an investment holding company established in British Virgin Islands (“BVI”) on November 28, 2008.  Other than holding 100% of the outstanding equity interests of Orient Hong Kong, Orient has no separate operations of its own.

Orient Hong Kong is an investment holding company established in Hong Kong Special Administrative Region on March 12, 2009.  Other than holding 100% of the outstanding equity interests of Orient Xi’an, Orient Hong Kong has no separate operations of its own.

Orient Xi’an is a limited liability company established in the PRC on July 30, 2010, with registered capital of $16 million, 15% of which is due within 90 days from the date of its organization and the balance within two years from its business license issuance date. On October 26, 2010, Orient Xi’an was granted a one-year extension to pay the 15% of its registered capital by the local government. Because it is wholly-owned by Orient Hong Kong, a non-PRC company, Orient Xi’an is deemed a wholly foreign owned enterprise, or WFOE, under applicable PRC law.  The principal purpose of Orient Xi’an is to manage, hold and own rights in and to the businesses, operations and net income of Orient Petroleum, which it does through a series of contractual arrangements.

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

(1)
Under the Consulting Services Agreement, Orient Petroleum appoints Orient Xi’an as its exclusive services provider with consulting and other relevant services in connection with the business. Orient Petroleum agrees to accept all the consultations and services provided by Orient Xi’an, and without Orient Xi’an’s consent shall not accept any consultations and/or services provided by any third party or cooperate with any third party regarding the matters contemplated by the Consulting Services Agreement. The Consulting Services Agreement shall remain in effect for the maximum period of time permitted by law, unless sooner terminated by either Orient Petroleum or Orient Xi’an, or if either party becomes bankrupt or insolvent, or otherwise dissolves or cease business operations.

(2)
Under the Operating Agreement, Orient Xi’an agrees, at its discretion, to be Orient Petroleum’s guarantor in connection with contracts, agreements and transactions executed by Orient Petroleum and any third party, provided that Orient Petroleum shall pledge all its relevant assets to Orient Xi’an as counter-guarantee, and provided further that without the prior written consent of Orient Xi’an, Orient Petroleum shall not conduct any transactions, which may materially affect the assets, obligations, rights or operations of Orient Petroleum. The Operating Agreement shall remain in effect for 20 years unless terminated by Orient Xi’an.

(3)
Under the Voting Rights Proxy Agreement, the Owners agree to irrevocably grant and entrust Orient Xi’an, for the maximum period of time permitted by law, with all the rights as shareholder of Orient Petroleum. The Voting Rights Proxy Agreement shall remain in effect for the maximum period of time permitted by law unless terminated by Orient Xi’an.

(4)	Under the Equity Pledge Agreement, the Owners agree to pledge all the equity interest in Orient Petroleum to Orient Xi’an for the performance of obligation under the Consulting Service Agreement.

(5)
Under the Option Agreements, the Owners irrevocably grants Orient Xi’an an exclusive right to purchase, or designate one or more persons to purchase the equity interests in Orient Petroleum held by the Owners. Except for Orient Xi’an and the designee, no other person shall be entitled to the equity interest purchase option. The Option Agreement shall remain in effect for 10 years.

As a result of the foregoing contractual arrangements, which obligates Orient Xi’an to absorb all of the risk of loss from Orient Petroleum’s activities and enables the Orient Xi’an to receive all of Orient Petroleum’s expected residual returns, the Company accounts for Orient Petroleum as a variable interest entity, or VIE, under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, this transaction has been accounted for on a basis similar to reorganization between entities under common control, and the financial statements of Orient Petroleum are consolidated into the financial statements of the Company.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2011.

Note 2 - Summary of significant accounting policies

The reporting entities

The Company’s consolidated financial statements reflect the activities of the Company and the following subsidiaries and VIE:

Subsidiaries	Incorporated in	Percentage of Ownership
Orient BVI	British Virgin Islands	100.00%
Orient HK	Hong Kong	100.00%
Orient Xi’an	PRCPRC	100.00%
Orient Petroleum	PRCPRC	VIE by Contractual Arrangements

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

Allowance of doubtful accounts

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of December 31, 2010 and as of March 31, 2010, management determined no allowance for uncollectible amounts was required.

Inventories

Inventories are stated at the lower of cost, as determined on weighted average basis, or market. Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower. Inventories also consist of petroleum and diesel.

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

Valuation of long-lived assets

The Company applies FASB ASC 360-10, “Property, Plant, and Equipment”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  There was no impairment of long-lived assets for the periods ended December 31, 2010 and 2009.

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

As of December 31, 2010, and as of March 31, 2010, the Company had cash deposits of $7.5 million and $8.5 million, respectively, placed with several banks in the PRC, where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three and nine months ended December 31, 2010 and 2009, all of the Company’s sales and all accounts receivable arose in the PRC.

Concentration of customers

For the three months ended December 31, 2010, there was one customer that accounted for 12.0% of the Company’s total sales.  For the nine months ended December 31, 2010, there was one customer that accounted for 12.3% of the Company’s total sales.  For both the three and nine months ended December 31, 2009, no single customer accounted for 10% of the Company’s total sales.

Foreign currency transactions and comprehensive income

The functional currency of the Company’s wholly-owned PRC subsidiary and its VIE is the Chinese Renminbi Yuan, (“RMB”).  RMB is not freely convertible into foreign currencies.  The financial statements of the Company’s PRC subsidiary and its VIE are maintained in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Variable Interest Entities

FASB issued ASC 810-10-05-8, "Consolidation of VIEs”, which states that in general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

Research and development cost

The Company accounts for its research and development cost in accordance with FASB ASC 730 “Research and Development”.   Since the future economic benefits are uncertain, research and development cost is charged to expense when incurred. For the three months ended December 31, 2010 and 2009, $2,706 and $4,394 are charged to general and administrative expenses respectively. For the nine months ended December 31, 2010 and 2009, $9,706 and $13,394 are charged to general and administrative expenses respectively.

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

The weighted average number of outstanding shares of common stock as shown in the financial statements presented herewith was computed based on the number of shares of common stock outstanding, and took into account the reverse acquisition transaction as described in Note 9 accompanying these financial statements. Detailed computations are set out as follows:

	Date of issue or	Number of the Company's	Number of days outstanding three months ended December 31		Weighted average number of outstanding common stock three months ended December 31
	cancellation	common stock	2010	2009	2010	2009
Number of days in reporting period			92	92
Existing shares as of March 31, 2010	Pre 3/31/2010	7,900,000	92		7,900,000
Issued new shares	9/1/2010	8,250,000	92		8,250,000
The Company's stock at time of reverse acquisition		16,150,000

Issue stock in exchange for 10,000 shares of Orient BVI stock (100% equity in Orient BVI)	9/7/2010	27,100,000	92	92	27,100,000	27,100,000
Cancel of stock	9/7/2010	(8,250,000)	92		(8,250,000)
Cancel of stock in conjunction with reverse acquisition	9/7/2010	(5,000,000)	92		(5,000,000)
		30,000,000			30,000,000	27,100,000

	Date of issue	Number of the Company's	Number of days outstanding nine months ended December 31		Weighted average number of outstanding common stock nine months ended December 31
	or cancellation	common stock	2010	2009	2010	2009
Number of days in reporting period			275	275
Existing shares as of March 31, 2010	Pre 3/31/2010	7,900,000	115		3,303,636
Issued new shares	9/1/2010	8,250,000	115		3,450,000
The Company's stock at time of reverse acquisition		16,150,000

Issue stock in exchange for 10,000 shares of Orient BVI stock (100% equity in Orient BVI)	9/7/2010	27,100,000	275	275	27,100,000	27,100,000
Cancel of stock	9/7/2010	(8,250,000)	115		(3,450,000)
Cancel of stock in conjunction with reverse acquisition	9/7/2010	(5,000,000)	115		(2,090,909)
		30,000,000			28,312,727	27,100,000

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
	(Amount expressed in thousands)
Earnings per share – Basic and diluted
Income for the period	$7,437	$4,572	$20,116	$12,568
Basic average common stock outstanding	30,000	27,100	28,313	27,100
Earnings per share	$0.25	$0.17	$0.71	$0.46

Note 4 – Inventories

Inventories consist of the following at the dates indicated (amounts in thousands):

	December 31,	March 31,
	2010	2010
Merchandised goods:
Petroleum	$3,400	$1,870
Diesel	2,561	1,559
Oil additives	34	18
	$5,995	$3,447

Note 5 – Property, plant and equipment

Property, plant and equipment consist of the following at the dates indicated (amounts in thousands):

	December 31,	March 31,
	2010	2010

Oil storage tank	$3,113	$3,021
Gas stations	658	638
Production machinery	59	53
Office equipment	59	53
Motor vehicles	739	462
	$4,628	$4,227
Less: Accumulated depreciation	(1,595)	(1,353)
	$3,033	$2,874

Depreciation expenses for the three months ended December 31, 2010 and 2009 were $69,000 and $61,000, respectively. Depreciation expenses for the nine months ended December 31, 2010 and 2009 were $197,000 and $184,000, respectively.

Note 6 – Short term loans

The carrying amounts of the Company’s borrowings at the dates indicated are as follows (amounts in thousands):

	December 31,		March 31,
	2010		2010
	Amounts	Interest rate	Amounts	Interest rate

Bank loans
Everbright Bank	$-		$586	6.37%
Construction Bank of China	4,530	7.67% -8.44%	2,930	7.67% -8.44%
Total	$4,530		$3,516

As of December 31, 2010 and March 31, 2010, short-term loans were guaranteed by Huangling Qinlong Ltd., an unrelated third party, and two of the Owners, Xi’an Ocean Petro-chemical Construction Co. and Anping Yao, who is also the Company’s Chief Executive Officer.

Note 7 - Notes payable

Notes payable are lines of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor funded with draws on the Company’s lines of credit.  Such note is guaranteed by the bank from which line of credit it is drawn upon for its complete face value and usually matures within nine months to one year of its issuance date. The banks do not charge interest but require the Company to deposit a certain amount of cash with them as a guarantee deposit, which is classified on the balance sheet as restricted cash.  In addition, the banks charge processing fees based on the face value of the note.

As of December 31, 2010, $4,745,000 of restricted cash was deposited as collateral for $13,804,000 of notes, which was approximately 34% of the notes issued by the Company.  As of March 31, 2010, $6,812,000 of restricted cash was deposited as collateral for $12,452,000 of notes, which was approximately 55% of the notes issued by the Company.

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

United States

The Company is incorporated in Nevada and is subject to the tax law of the United States of America (the “U.S.”).  It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the U.S. Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

PRC

Income taxes consist of the following at the dates indicated (amount in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Income tax expenses:
Current	$2,297	$1,525	$6,270	$4,181
Deferred	-	-	-	-
Total	$2,297	$1,525	$6,270	$4,181

The Company’s effective income tax rate differed from the PRC statutory income tax rate of 25% for the periods indicated as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Statutory income tax rate	25%	25%	25%	25%
Change in income tax rate	-	-	-	-
Valuation allowance	-	-	-	-
Effective income tax rate	25%	25%	25%	25%

The Company has not provided deferred taxes on undistributed earnings attributable to its subsidiaries as they are to be permanently reinvested.  On February 22, 2008, the PRC’s Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”).  According to Article 4 of Circular 1, distributions of accumulated profits earned by wholly foreign owned enterprises (“WFOE”) prior to January 1, 2008 to foreign investors will be exempt from withholding tax (“WHT”) while distributions after January 1, 2008 to foreign investors shall be subject to WHT.

Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, its WFOE does not intend to declare dividends to its immediate parent company in the foreseeable future.  Accordingly, the Company has not recorded any WHT on the cumulative amount of distributed and undistributed retained earnings.

Should the Company’s WFOE distributes all of its profits generated after December 31, 2007, the aggregate withholding tax amount would have been approximately $4,366,000 and $2,483,000 as of December 31, 2010 and March 31, 2010, respectively.

Note 9 – Stockholders equity

On September 1, 2010, the Company entered into a Securities Purchase Agreement with Ms. Gao, pursuant to which the Company agreed to issue and sell 8,250,000 shares of its common stock, par value $0.001 per share, to Ms. Gao for $0.003 per share.

On September 7, 2010, the Company executed a share exchange agreement (the “Exchange Agreement”) by and between Orient BVI and the holders of 100% of Orient BVI’s issued and outstanding capital stock, on the one hand, and the Company and Ms. Gao on the other hand.  The Company issued 27,100,000 shares of its common stock to the Orient BVI’s Stockholders in exchange for 100% of the issued and outstanding capital stock of Orient BVI.  Concurrently, Ms. Gao cancelled 13,250,000 shares of the Company’s common stock held by her, which constituted 82.04% of the Company’s issued and outstanding common stock immediately prior to the closing of the Exchange Agreement.

Note 10 – Reserves

Under PRC regulations, Orient Petroleum is permitted to pay dividends only out of its accumulated profits, if any, as determined in accordance with PRC GAAP.  In addition, Orient Petroleum sets aside 10% of its after-tax net profits each year, as required by PRC regulation, to fund its statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses and to increase its registered capital.

Note 11 – Commitments and contingencies

Prepaid lease

On January 1, 2006, the Company entered into a 10-year non-cancelable and renewable operating lease agreement with Minxiao Zhao from January 1, 2006 to December 31, 2015 for the purpose of retail gas station operation.  The annual lease payment is $90,000 (RMB 600,000). The Company has paid approximately $895,000 (RMB 6,000,000) in advance as prepaid lease payments over the next ten years, which will be amortized accordingly.

On October 1, 2006, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Shann’xi Shengda Oil&Gas Co., Ltd. from October 1, 2006 to September 30, 2021 for the purpose of retail gas station operation.  The annual lease payment is $89,000 (RMB 593,000). The Company has paid approximately $1,328,000 (RMB 8,900,000) in advance as prepaid lease payments over the next fifteen years, which will be amortized accordingly.

On November 1, 2006, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Shann’xi Huawei Trading Ltd. from November 1, 2006 to October 31, 2021 for the purpose of retail gas station operation.  The annual lease payment is $80,000 (RMB 533,000). The Company has paid approximately $1,194,000 (RMB 8,000,000) in advance as prepaid lease payments over the next fifteen years, which will be amortized accordingly.

On October 1, 2008, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Shann’xi Huawei Trading Ltd. from October 1, 2008 to September 30, 2023 for the purpose of retail gas station operation.  The annual lease payment is $80,000 (RMB 533,000). The Company has paid approximately $1,194,000 (RMB 8,000,000) in advance as prepaid lease payments over the next fifteen years, which will be amortized accordingly.

On October 1, 2008, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Yu Hengming from October 1, 2008 to September 30, 2023 for the purpose of retail gas station operation.  The annual lease payment is $75,000 (RMB 500,000). The Company has paid approximately $1,119,000 (RMB 7,500,000) in advance as prepaid lease payments over the next fifteen years, which will be amortized accordingly.

On November 1, 2008, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Shann’xi Yanxing Petro-chemical Trading Co., Ltd. from November 1, 2008 to October 31, 2023 for the purpose of retail gas station operation.  The annual lease payment is $119,000 (RMB 800,000). The Company has paid approximately $1,791,000 (RMB 12,000,000) in advance as prepaid lease payments over the next fifteen years, which will be amortized accordingly.

On October 1, 2009, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Weng Wang’an from October 1, 2009 to September 30, 2024 for the purpose of retail gas station operation.  The annual lease payment is $80,000 (RMB 533,000). The Company has paid approximately $1,194,000 (RMB 8,000,000) in advance as prepaid lease payments over the next fifteen years, which will be amortized accordingly.

On November 1, 2009, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Liu Jimin from November 1, 2009 to October 31, 2024 for the purpose of retail gas station operation.  The annual lease payment is $119,000 (RMB 800,000). The Company has paid approximately $1,791,000 (RMB 12,000,000) in advance as prepaid lease payments over the next fifteen years, which will be amortized accordingly.

On December 1, 2009, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Weinan Jinzheng Petro-chemical Co., Ltd. from December 1, 2009 to November 30, 2024 for the purpose of retail gas station operation.  The annual lease payment is $149,000 (RMB 1,000,000). The Company has paid approximately $2,238,000 (RMB 15,000,000) in advance as prepaid lease payments over the next fifteen years, which will be amortized accordingly.

Lease commitments

At December 31, 2010, the total future minimum lease payments under operating leases were as follows (amounts in thousands):

Amount
12 months ending December 31, 2011	$90
12 months ending December 31, 2012	60
12 months ending December 31, 2013	60
12 months ending December 31, 2014	60
12 months ending December 31, 2015	60
Thereafter	559
Total	$889

For the three months ended December 31, 2010 and 2009, the Company had lease expenses of $299,000 and $312,000, respectively.  For the nine months ended December 31, 2010 and 2009, the Company had lease expenses of $881,000 and $707,000, respectively.

Note 12 – Business and credit concentrations

The Company operates in the wholesale and retail oil distribution industries and generates all of its sales in the PRC.  The PRC wholesale and retail oil distribution industries are impacted by the general economy.  Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had the following concentrations of business with each customer constituting 10% or more of the Company’s sales for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Customer
A	12%	*	12%	*

*indicates concentrations of business with the customer constituting less than 10% of the Company’s sales for the period.

The Company had the following concentrations of business with each vendor constituting 10% or more of the Company’s purchases for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Vendors
A	52%	54%	53%	57%
B	31%	37%	30%	34%

Note 13 – Benefit plan

Pursuant to relevant PRC regulations, Orient Petroleum participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Orient Petroleum is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits.  Contributions under the Scheme charged to income statement for the three months ended December 31, 2010 and 2009 were $6,000 and $10,000, respectively.  Contributions under the Scheme charged to income statement for nine months ended December 31, 2010 and 2009 were $30,000 and $21,000, respectively.

Note 14 – Segment information

Based on FASB ASC 280 “Segment Reporting,” the Company identified two operating segments, wholesale distribution of finished oil and retail gas stations.  The Company evaluates segment performance based on gross profit. The following table summarizes the Company's revenue and cost of sales in each segment for the periods indicated (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Revenue
Wholesale distribution	$47,102	$31,533	$127,129	$94,933
Retail gas stations	17,483	12,825	48,937	33,296

Sales tax and surcharges	(158)	(122)	(449)	(324)
Wholesale distribution	46,987	31,446	126,805	94,693
Retail gas stations	17,440	12,790	48,812	33,212

Cost of sales
Wholesale distribution	39,471	27,456	106,861	83,390
Retail gas stations	14,468	9,674	40,397	25,051

Gross profit
Wholesale distribution	7,516	3,990	19,944	11,303
Retail gas stations	2,972	3,116	8,415	8,161
Total Gross profit	10,488	7,106	28,359	19,464

Substantially all of the Company's assets are located in the PRC.  Management has determined that most of the Company’s assets are shared by the two segments, and cannot be allocated by segment on a reasonable basis and in a cost-effective manner. Accordingly, no analysis of the carrying amount of segment assets is presented.

Item2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions

This Quarterly Report on Form 10-Q (“Form 10-Q”) and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described set forth under the Risk Factors and elsewhere in this Form 10-Q.  In addition, our past results of operations do not necessarily indicate our future results.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Form 10-Q or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

Orient Petroleum and Energy, Inc. (“Orient” or the “Company”), formally known as Xtreme Link, Inc, is in the business of wholesale distribution of finished oil products (such as gasoline, diesel and methanol gasoline) and operation of retail gas stations as a result of the share exchange transaction described below.

On September 7, 2010, the Company executed a share exchange agreement (the “Exchange Agreement”) by and between Orient New Energy Investments Limited, a British Virgin Islands company (“Orient BVI”), and the holders of 100% of Orient BVI’s issued and outstanding capital stock (the “Orient BVI Stockholders”), on the one hand, and the Company and Hong Gao (“Ms. Gao”) on the other hand. At the closing of the Exchange Agreement (the “Closing”), the Company issued 27,100,000 shares of its common stock to the Orient BVI Stockholders in exchange for 100% of the capital stock of Orient BVI. Concurrently, Ms. Gao cancelled 13,250,000 shares of the Company’s common stock held by her, which constituted 82.04% of the Company’s issued and outstanding common stock immediately prior to the Closing. Immediately after the Closing, the Company had a total of 30,000,000 shares of common stock issued and outstanding, with the Orient BVI Stockholders owning approximately 90.33% in the aggregate, and the balance held by those who held the Company’s common stock prior to the Closing. As a result of the share exchange transaction, the Orient BVI Stockholders became the Company’s controlling shareholders and Orient BVI became the Company’s wholly-owned subsidiary, and the Company acceded to the businesses and operations of Orient BVI.

All of the Company’s business operations are currently conducted in the People’s Republic of China (“PRC” or “China”) by Xi’an Orient Petroleum Group Co., Ltd. (“Orient Petroleum”), a PRC limited liability company.  Orient controls Orient Petroleum through a series of contractual arrangements entered into with Orient Petroleum and its owners by Orient New Energy Xi’an Ltd. (“Orient Xi’an”), a PRC company.  Orient Xi’an is wholly-owned by Orient New Energy Holdings Limited (“Orient Hong Kong”), a Hong Kong company wholly owned by Orient BVI.

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

Allowance for doubtful accounts

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of December 31, 2010, and March 31, 2010, the management determined no allowance for uncollectible amounts was required.

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

Results of Operations

Comparison of results of operations for the three and nine months ended December 31, 2010 and 2009

	Three months ended December 31,				Nine months ended December 31,
	2010		2009		2010		2009
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Net sales	$64,427	100.00%	$44,236	100.00%	$175,617	100.00%	$127,905	100.00%
Gross profit	10,488	16.28%	7,106	16.06%	28,359	16.15%	19,464	15.22%
Operating expenses
Selling expenses	(777)	(1.21)%	(762)	(1.72)%	(2,230)	(1.27)%	(2,031)	(1.59)%
General and administrative expenses	(207)	(0.32)%	(125)	(0.28)%	(525)	(0.30)%	(413)	(0.32)%
Income from operations	9,504	14.75%	6,219	14.06%	25,604	14.58%	17,020	13.31%
Other expense	(314)	(0.49)%	(123)	(0.28)%	(500)	(0.28)%	(298)	(0.23)%
Income tax expenses	(2,297)	(3.57)%	(1,525)	(3.45)%	(6,270)	(3.57)%	(4,181)	(3.27)%
Net income	$6,893	10.70%	$4,571	10.34%	$18,834	10.72%	$12,541	9.80%

Net Sales

We operate two business segments: wholesale distribution of finished oil products and operation of retail gas stations. Net sales from our two business segments for the three months ended December 31, 2010 increased by $20 million or 46% from the same period in 2009.  Net sales for the nine months ended December 31, 2010 increase by $48 million or 37% from the same period in 2009.  The increases were mainly due to sales growth generated by the wholesale segment, as well as increases in our average wholesale and retail selling prices.

The following table is a breakdown of our net sales by business segments for the periods indicated (amounts in thousands):

	Three months ended December 31,				Nine months ended December 31,
	2010		2009		2010		2009
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Wholesale distribution of finished oil	$47,102	73.11%	$31,533	71.29%	$127,129	72.39%	$94,933	74.22%
Gas stations	17,483	27.14%	12,825	28.99%	48,937	27.87%	33,296	26.03%
Sales tax and surcharges	(158)	(0.25)%	(122)	(0.28)%	(449)	(0.26)%	(324)	(0.25)%
Total net sales	$64,427	100.00%	$44,236	100.00%	$175,617	100.00%	$127,905	100.00%

Sales from wholesale distribution for the three months ended December 31, 2010 increased by $15.6 million, or 49%, from the same period in 2009 due to increases in sales volume and price.  Sales volume increased from 38,323 metric tons for the three months ended December 31, 2009 to 46,941 metric tons for the same period in 2010, an increase of 8,618 metric tons or 22%.  In addition, average selling price increased by 22% period-over-period.  Sales from wholesale distribution for the nine months ended December 31, 2010 increased by $32 million, or 34%, as compared to the same period in 2009, also due to increases in sales volume and price.  Sales volume increased by 9,774 metric tons or 8%, from 122,130 metric tons for the nine months ended December 31, 2009 to 131,904 metric tons for the same period in 2010.  In addition, average selling price increased by 24% over the same nine month periods. The increased sales volume is attributable to increased vehicle ownerships over the periods reported and our enhanced sales efforts. The increased price is the result of three price hikes effected by the PRC National Development and Reform Commission (“NDRC”) during 2010 in response to rising international crude oil price. The latest price adjustment by NDRC was on December 22, 2010, which raised wholesale guidance price of finished oil by approximately $45 per metric ton.

Sales from retail gas stations for the three months ended December 31, 2010 increased by $4.7 million or 36%, from the same period in 2009, mainly due to increases in sales volume and price.  Sales volume for the three months ended December 31, 2010 increased by 3,309 metric tons, or 25%, to 16,715 metric tons from 13,406 metric tons for the same period in 2009.  In addition, average selling price increased by 9% period-over-period.  Sales from retail gas stations for the nine months ended December 31, 2010 increased by $16 million or 47%, as compared to the same period in 2009, also due to increases in sales volume and price.  Sales volume for the nine months ended December 31, 2010 increased by 11,896 metric tons, or 33%, to 48,357 metric tons from 36,461 metric tons for the same period in 2009.  In addition, average selling price increased by 11% over the same nine month periods. The increased sales volume is attributable to the three new gas stations that we opened during the last three months of 2009. We also had to raise our retail price in response to the NDRC’s price adjustments. The latest price adjustment by NDRC on December 22, 2010 also raised retail price cap of finished oil by approximately $45 per metric ton.

The following table sets forth our average per metric ton selling prices by business segments for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Wholesale distribution of finished oil	$1,003	$823	$963	$777
Retail gas stations	$1,046	$957	$1,012	$913

Based on the historical trend of international crude oil price, we can expect our wholesale and retail prices to continue to increase. We also anticipate the NDRC to effectuate another price hike after the Chinese New Year. At the same time, we believe that the NDRC should continue to adjust price gradually as it has done in the past in order to ease consumer sensitivity. In addition, we believe that the trend of rising vehicle ownerships should continue in China. Accordingly, we are hopeful that anticipated price increases should not have any materially adverse effect on our business operations and prospects in the near term.

Cost of Sales and Gross Profit Margin

Cost of sales includes inventory cost of products sold.  The following table sets forth our cost of sales and gross profit both in absolute amounts and as a percentage of net sales for the periods indicated (amounts in thousands):

	Three months ended December 31,				Nine months ended December 31,
	2010		2009		2010		2009
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Net sales	$64,427	100.00%	$44,236	100.00%	$175,617	100.00%	$127,905	100.00%
Cost of sales	(53,939)	(83.72)%	(37,130)	(83.94)%	(147,258)	(83.85)%	(108,441)	(84.78)%
Gross profit	$10,488	16.28%	$7,106	16.06%	$28,359	16.15%	$19,464	15.22%

Cost of sales increased by $17 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2010 due to increased sales activities.  At the same time, cost of sales as a percentage to net sales decreased, from 83.9% to 83.7%, as the increase to our wholesale and retail selling prices in response to the NDRC’s finished oil price adjustments, exceeded the increase to our purchase price of petroleum. Consequently, gross margin as a percentage of net sales increased to 16.3% for the three months ended December 31, 2010 as compared to 16.1% for the same period in 2009.

Likewise, cost of sales as a percentage of net sales decreased to 83.9% for the nine months ended December 31, 2010, from 84.8% for the same nine-month period of 2009, despite an increase in cost of sales of $39 million from increased sales period-over-period. As a result, gross margin as a percentage of net sales increased to 16.2% for the nine months ended December 31, 2010 as compared to 15.2 % a year ago.

The following table sets forth net sales, cost of sales, gross profit and gross margin by business segments for the periods indicated (amounts in thousands):

	Three months ended December 31,
	2010				2009
	Net sales	Cost of Sales	Gross profit	Gross margin	Net sales	Cost of sales	Gross profit	Gross margin
Wholesale distribution of finished oil	$46,987	$(39,471)	$7,516	16.00%	$31,446	$(27,456)	$3,990	12.69%
Gas stations	17,440	(14,468)	2,972	17.04%	12,790	(9,674)	3,116	24.36%
Total	$64,427	$(53,939)	$10,488	16.28%	$44,236	$(37,130)	$7,106	16.06%

	Nine months ended December 31,
	2010				2009
	Net sales	Cost of Sales	Gross profit	Gross margin	Net sales	Cost of sales	Gross profit	Gross margin
Wholesale distribution of finished oil	$126,805	$(106,861)	$19,944	15.73%	$94,693	$(83,390)	$11,303	11.94%
Gas stations	48,812	(40,397)	8,415	17.24%	33,212	(25,051)	8,161	24.55%
Total	$175,617	$(147,258)	$28,359	16.15%	$127,905	$(108,441)	$19,464	15.22%

Our cost of sales is largely driven by the international crude oil price, which impacts the pricing guidance set by the NDRC. As noted earlier, we anticipate the increase in oil price to continue based on the historical trend of international crude oil price. As such, we expect that our cost of sales should continue to increase. To some extent, however, we can control our costs of sales by adjusting our inventory of finished oil. In addition, since the NDRC currently does not have pricing control on methanol gasoline, we can control its associated cost of sales through sourcing and managing orders.

Operating Expenses

Selling Expenses

Selling expenses include rental expense for our gas stations, freight, payroll for both our wholesale and retail operations, depreciations and taxes.  Selling expenses increased by $15,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2010. The increase was mainly due to increased payroll, from $108,000 to $136,000.

Selling expenses increased by $199,000 for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2010.  The increase was mainly due to increased rental expense, which increased from $707,000 to $881,000, offset by a decrease in freight from $635,000 to $550,000.  Increased sales activities and the resulting payroll increase, from $335,000 to $416,000, also contributed to the increase.

General and Administrative Expenses

General and administrative expenses include salaries for administrative and accounting personnel, professional fees, travel expenses, research and development, and local water conservancy fund.

General and administrative expenses increased to $207,000 for the three months ended December 31, 2010 from $125,000 for the same period in 2009, from increase in salaries, professional fees, water conservancy fund payments and travel expenses. Research and development, which mainly consists of payroll, decreased from $4,394 to $2,706 period-over-period due to personnel reduction.

General and administrative expenses increased to $525,000 for the nine months ended December 31, 2010 as compared to $413,000 for the same period in 2009, from increase in local water conservancy fund payments, salaries and professional fees. Research and development decreased from $13,394 to $9,706 period-over-period.

Interest Expenses

Interest expenses increased to $338,000 for the three months ended December 31, 2010 as compared to $125,000 for the same period in 2009.  Interest expenses increased to $588,000 for the nine months ended December 31, 2010 as compared to $368,000 for the same period in 2009.  This increase was mainly due to an increase of our short-term loan borrowings for the periods reported for 2010.

Income Tax Expenses

Income tax expenses for the three months ended December 31, 2010 increased by $772,000 as compared to the same period in 2009.  Income tax expenses for the nine months ended December 31, 2010 increased by $2,089,000 as compared to the same period in 2009.  The increased income tax expenses resulted from higher taxable income generated for the periods reported for 2010.

Net Income

Net income from our two business segments for the three months ended December 31, 2010 increased by $2.3 million as compared to the three months ended December 31, 2009.  Net income from our two business segments for the nine months ended December 31, 2010 increased by $6.3 million as compared to our net income for the nine months ended December 31, 2009.  This increase was mainly attributable to the increase in net sales offset by increases in cost of sales and operating expenses.

Liquidity and Capital Resources

In summary, our cash flows are as follows for the periods indicated (amounts in thousands):

	Nine months ended December 31,
	2010	2009

Net cash (used in) provided by operating activities	$(1,902)	$17,290
Net cash used in investing activities	(262)	(5,167)
Net cash provided by (used in) financing activities	$3,121	$(11,929)

We presently finance our operations primarily from the cash flow from our operations and short-term bank loans, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.  If we require additional capital to expand or enhance our existing facilities, we may consider debt or equity offerings or institutional borrowing as potential means of financing.

As of December 31, 2010, we had cash and cash equivalents of $2.8 million, other current assets of $57.8 million and current liabilities of $22.6 million.

Net cash used in operating activities for the nine months ended December 31, 2010 was $1.9 million as compared with net cash provided by operating activities of approximately $17.3 million for the same period in 2009.  This decrease in net cash from operating activities was mainly attributable to increased advance payments made to our suppliers as required by our agreements with them.

Net cash used in investing activities was $262,000 for the nine months ended December 31, 2010, as compared with $5,167,000 used in investing activities for the same period in 2009.  This decrease in net cash used in investing activities was mainly due to decrease in prepayments of long-term leases for our gas stations.

Net cash provided by financing activities was $3.1 million for the nine months ended December 31, 2010, as compared with $11.9 million net cash used in financing activities for the same period in 2009. The decrease in net cash used in financings activities was due to Orient Petroleum declaring and paying a $17.6 million dividend to its equity owners during the nine months ended December 31, 2009, offset by the capital injection of $10 million to Orient Petroleum made in December 2009. No dividends were declared or paid by Orient Petroleum during the same period in 2010.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2010 (amounts in thousands):

Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$889	$90	$120	$120	$559

Total	$889	$90	$120	$120	$559

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

You should carefully consider the risks described below together with all of the other information included in this Form10-Q before making an investment decision with regard to our securities. The statements contained in or incorporated into this Form 10-Q that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We rely on a limited number of third-party suppliers for our supply of finished oil products and the loss of any such supplier, particularly our largest supplier, could have a material adverse effect on our operations.

We are dependent upon our relationships with third parties for our supply of finished oil products. Our five largest suppliers provided 99.41%, 96.55%, 96.79% and 87.78% of our finished oil requirements for nine-month ended December 31, 2010 and fiscal years ended March 31, 2010, 2009 and 2008, respectively, with our largest supplier providing approximately 52.98%, 55.2%, 44.3% and 53.3%, respectively, in such periods. Should any of these suppliers, and in particular our largest supplier, terminate their supply relationships with us, fail to perform their obligations as agreed, or enter into the finished oil products business in competition with us, we may be unable to procure sufficient amounts of finished oil products to fulfill our demand. If we are unable to obtain adequate quantities of finished oil products at economically viable prices, our customers could seek to purchase products from other suppliers, which could have a material adverse effect on our revenues.

We are highly dependent on the revenue contribution from our wholesale distribution of finished oil. A reduction in sales from this segment would cause our revenues to decline and materially harm our business.

We currently derive a significant majority of our sales from our wholesale distribution of finished oil products business segment, which accounted for 72,39%, 72.89%, 76.48% and 76.19% of our net sales in nine-month ended December 31, 2010 and fiscal years ended March 31, 2010, 2009 and 2008, respectively. As a result, should there be an adverse industry trend in the petroleum sector, our limited diversification could result in our results of operations declining substantially and suffering disproportionately compared to our competitors that have diversified their revenue sources.

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

For the nine months ended December 31, 2010, our average selling price for gasoline was $1,048.49 per metric ton, and our average selling price for diesel was $928.24 per metric ton. For the years ended March 31, 2010, 2009 and 2008, our average selling prices for gasoline were $846.73, $820.38 and $679.11 per metric ton, respectively. Our average selling price for diesel were $802.07, $760.67 and $671.94 per metric ton for the years ended March 31, 2010, 2009 and 2008.

Although the current price-setting mechanism for refined petroleum products in China allows the PRC government to adjust prices in the PRC market when the average international crude oil price fluctuates beyond certain levels within a certain time period, the PRC government still retains full discretion as to whether or when to adjust the finished oil products price. The PRC government can also be expected to exercise price control over finished oil products once international crude oil price experiences sustained growth or become significantly volatile. As a result, our results of operations and financial condition may be materially and adversely affected by the fluctuation of market prices of crude oil and finished oil products as well as the discretionary actions of the PRC government.

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

We conduct all of our business through our combined subsidiaries and affiliated companies incorporated in the PRC. We rely on dividends paid by these combined subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Each of our PRC entities, including wholly foreign owned enterprises is also required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC entities incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2010, our PRC entities had allocated RMB 31.9 million (approximately $4.4 million) to these reserves, consisting of general and statutory reserves. Any limitations on the ability of our PRC entities to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy resulted in an approximately 19.9% appreciation in the value of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2010. Since the adoption of this new policy, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. In addition, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement by and among Xtreme Link, Inc. (the “Registrant”), Hong Gao, Orient New Energy Investments Limited (“Orient”) and the shareholders of Orient dated September 7, 2010 (2)
3.1	Articles of Incorporation of the Registrant (1)
3.2	By-Laws of the Registrant (1)
3.3	Text of Amendment to Bylaws of the Registrant (2)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Consulting Services Agreement entered into between Orient New Energy Xi’an Ltd. (“Orient Xi’an”) and Xi’an Orient Petroleum Group Co., Ltd. (“Orient Petroleum”) on August 12, 2010 (2)
99.2	Operating Agreement entered into among Orient Xi’an, Orient Petroleum and the owners of Orient Petroleum on August 12, 2010 (2)
99.3	Equity Pledge Agreement entered into between Orient Xi’an and the owners of Orient Petroleum on August 12, 2010 (2)
99.4	Option Agreement entered into between Orient Xi’an and the owners of Orient Petroleum on August 12, 2010 (2)
99.5	Voting Rights Proxy Agreement entered into between Orient Xi’an and the owners of Orient Petroleum on August 12, 2010 (2)
99.6	Call Option Agreement entered into between Jia Rosales Yao and the owners of Orient Petroleum on August 12, 2010 (2)
99.7	Entrustment Agreement entered into between Jia Rosales Yao and the owners of Orient Petroleum on August 12, 2010 (2)
99.8	Oil Storage Depot Lease Agreement entered into between Orient Petroleum and Shaanxi Wanjie Trade Co., Ltd. on March 24, 2008 (2)
99.9	Loan Agreement between Orient Petroleum and China Construction Bank dated April 26, 2009 (2)
99.10	Loan Agreement between Orient Petroleum and EverBright Bank dated September 6, 2009 (2)
99.11	Purchase Agreement between Orient Petroleum and Yulin Gas Chemical Co., Ltd. dated December 15, 2009 (2)
99.12	Purchase Agreement between Orient Petroleum and Huawei Commerce Co., Ltd. dated December 20, 2009 (2)
99.13	Purchase Agreement between Orient Petroleum and Xi’an Putian Petroleum Co., Ltd. dated December 20, 2009 (2)
99.14	Purchase Agreement between Orient Petroleum and Shaanxi Yanchang Petroleum (Group) Co., Ltd. dated December 23, 2009 (2)
99.15	Form of Orient Petroleum’s Gas Station Lease Agreement (2)

*	Filed herewith.
(1)	Filed as an Exhibit to the Registration Statement on Form SB-2 filed with the SEC on December 17, 2007.
(2)	Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on September 9, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ORIENT PETROLEUM AND ENERGY INC.

Date: February 14, 2011	By:	/s/ Anping Yao
Anping Yao
Chief Executive Officer

Date: February 14, 2011	By:	/s/ Bin Fu
Bin Fu
Chief Financial Officer